Form 10-K
period 1993-12-26
CENTRAL NEWSPAPERS INC
filed 1994-03-25
CIK 854094

           SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C. 20549

                      FORM 10-K
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 26, 1993.
            Commission file number 1-10333

                 CENTRAL NEWSPAPERS, INC.
(Exact name of registrant as specified in its charter)

                       INDIANA
(State or other jurisdiction of incorporation or organization)

                      35-0220660
     (I.R.S. Employer Identification Number)

     135 North Pennsylvania Street, Suite 1200,
             Indianapolis, Indiana 46204
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code:
                   (317) 231-9200

Securities registered pursuant to Section 12(b) of the Act:

        Name of each exchange on which registered
                   New York Stock Exchange

                    Title of each class
          Class A Common Stock, without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the Company's voting stock held by non-affiliates on February 28, 1994, based on the closing price for the Company's Class A Common Stock on the New York
Stock Exchange on such date and assuming the conversion of all outstanding shares of Class B Common Stock into shares of Class A Common Stock at a ratio of one-tenth (.1) of a share of Class A Common Stock for each share of Class B Common
Stock: approximately $308,148,000. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included as shares owned by affiliates shares of Class A Common Stock and Class B Common Stock beneficially owned by officers and directors of the Registrant and by holders of 10% or more of either class. Such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding at February 28, 1994:

     Class A Common Stock -- 23,458,700 shares
     Class B Common Stock -- 31,578,000 shares

Documents incorporated by reference:

Portions of the Company's 1993 Annual Report to Shareholders (incorporated in Part II to the extent provided in items 5, 6, 7 and 8 hereof) and the definitive Proxy Statement for the Company's 1994 Annual Meeting of Shareholders (to be held
April 21, 1994) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in items 11, 12, and 13 hereof).

     Exhibit Index on Page  12          Page 1 of  22  Pages

                  FORM 10-K TABLE OF CONTENTS

Part I                                                Page

       Item 1   - Business                               3

       Item 2   - Properties                            10

       Item 3   - Legal Proceedings                     11

       Item 4   - Submission of Matters to a Vote of
                  Security Holders                      11

Part II

       Item 5   - Market for Registrant's Common
                  Equity and Related Stockholder
                  Matters                               11

       Item 6   - Selected Financial Data               11

       Item 7   - Management's Discussion and
                  Analysis of Results of Operations
                  and Financial Condition               11

       Item 8   - Financial Statements and
                  Supplementary Data                    11

       Item 9   - Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                  12

Part III

       Item 10  - Directors and Executive Officers
                  of the Registrant                     12

       Item 11  - Executive Compensation                12

       Item 12  - Security Ownership of Certain
                  Beneficial Owners and
                  Management                            12

       Item 13  - Certain Relationships and Related
                  Transactions                          12

Part IV

       Item 14  - Exhibits, Financial Statement
                  Schedules, and Reports on
                  Form 8-K                              12

Signatures                                              17

                                PART I

Item 1.  Business.

Central Newspapers, Inc. (the "Company") is engaged, through its subsidiaries, in newspaper publishing primarily in the metropolitan areas of Phoenix, Arizona and Indianapolis, Indiana. The Company is an Indiana corporation organized in 1934. Through its wholly-owned subsidiary, Phoenix Newspapers, Inc., the Company publishes The Arizona Republic (mornings and Sunday), The Phoenix Gazette (evenings) and the Arizona Business Gazette (weekly). Through its 71.2%-owned subsidiary, Indianapolis Newspapers, Inc., the Company publishes The Indianapolis Star (mornings and Sunday) and The Indianapolis News (evenings). The Company also publishes several daily newspapers serving smaller communities in Indiana. The Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that owns and operates a newsprint mill in the state of Washington.

The Company has published its newspapers in its two primary markets for more than forty-four years. The Company has managed its newspapers with the objective of long-term growth and believes that this philosophy has contributed to the stability of the Company's operations. The Company's ability to establish and maintain its daily newspapers as the only major newspapers in their respective markets has promoted its growth and is of primary importance in attracting and maintaining advertising, the principal source of revenue for the Company. Each of the Company's newspapers has substantial autonomy over editorial policy.


PHOENIX NEWSPAPERS, INC.

Phoenix Newspapers, Inc. ("PNI") was formed in 1946 by a group of investors, including the Company, to purchase The Arizona Republic and The Phoenix Gazette. The Company originally owned a 30% interest in PNI and has owned 100% of the common stock of PNI since 1977. The newspapers published by PNI are The Arizona Republic (mornings and Sunday), The Phoenix Gazette (evenings) and the Arizona Business Gazette (weekly).


Circulation

As of December 26, 1993, approximately 82% of the daily and 68% of the Sunday circulation of The Arizona Republic and 88% of the daily circulation of The Phoenix Gazette were home delivered. Single copy sales account for approximately 32% of Sunday newspaper sales and approximately 17% of combined daily newspaper sales.

The Arizona Business Gazette contains business news and legal notices relating to the Phoenix metropolitan area. The average paid circulation of the Arizona Business Gazette was 9,686; 8,379; and 9,599 for 1991, 1992 and 1993.

The circulation levels of The Arizona Republic and The Phoenix
Gazette are seasonal due to the large number of part-year residents of the Phoenix area. Historically, circulation for

The Arizona Republic and The Phoenix Gazette achieves its highest levels in February and decreases during the late spring and summer months. During 1993 the seasonal variation in combined daily circulation and Sunday circulation was approximately 89,000 and 95,000. The following table shows the average paid circulation for The Arizona Republic and The Phoenix Gazette for the last three fiscal years. The figures for 1991 and 1992 are based upon annual reports issued by the Audit Bureau of Circulations ("ABC"), an independent agency which audits the circulation of daily and Sunday newspapers and include circulation outside the Phoenix metropolitan statistical area ("MSA"). The figures for 1993 are based upon the records of the Company because, as of the date of this report, the ABC annual report for 1993 has not been released. Net circulation revenue for the last three fiscal years is based upon the records of the Company.


                                   52 Weeks   52 Weeks  52 Weeks
                                    Dec. 29    Dec. 27   Dec. 26
    Fiscal Years Ended                 1991       1992      1993


    The Arizona Republic (Sunday)   557,399    560,850   576,576
    The Arizona Republic (Daily)    358,269    360,148   366,787
    The Phoenix Gazette (Daily)      87,355     86,126    81,497

    Net Circulation Revenue
          (in thousands)            $61,930    $70,621   $74,368


The home delivered price for The Arizona Republic (seven days) in the Phoenix MSA is $3.05 per week including a $.55 per week increase during November 1991. The home delivered price for The Phoenix Gazette (six days) is $1.50 per week. During January 1993 the single copy price of the morning paper increased by $.15 to $.50. The single copy price of the afternoon paper is $.35. The single copy price of the Sunday paper is $1.50 including a $.25 increase in January 1991. A weekend package comprising the Sunday paper and the Friday and Saturday edition of either the morning or evening paper is offered at $2.00 per week which reflects a $.50 per week increase effective November 1991.


Advertising

The newspapers generate revenue from two primary types of advertisements, "run of paper," which are printed in the body of the newspaper, and "pre-printed," which are furnished by the advertiser and inserted into the newspaper. PNI derives the majority of its advertising revenue from run of paper advertisements. However, like other major newspapers, The Arizona Republic and The Phoenix Gazette have experienced an increase in the use by advertisers of pre-printed advertisements in recent years. Because pre-printed advertisements are furnished by the advertisers and can be distributed by alternate means, revenues and profits from pre-printed advertisements are generally lower than would be derived if an advertiser had chosen to use run of paper advertisements. To encourage use of run of paper advertisements, PNI structures its advertising rates to provide more favorable rates to high volume and frequent run of paper advertisers.

PNI also structures its advertising format to accommodate the numerous communities that comprise the Phoenix metropolitan area. The Arizona Republic and The Phoenix Gazette publish a common "Community" section that is inserted in up to twelve zoned editions on certain days of the week. Zoned editions, which include news stories and advertisements targeted to specific communities or geographic areas, provide an important means of competing with news coverage of local newspapers and thereby promote circulation. Other part run sections are also provided to accommodate the needs of advertisers for more targeted distribution.

The combined run of paper advertising linage for The Arizona
Republic, The Phoenix Gazette and the Arizona Business
Gazette for the past three fiscal years and the combined advertising revenues of the newspapers for such periods are set forth in the following table:

                                      52 Weeks  52 Weeks   52 Weeks
                                       Dec. 29   Dec. 27    Dec. 26
    Fiscal Years Ended                    1991      1992       1993


    Advertising Linage--Run of Paper
      (in thousands of six-
      column inches):
     Full run                            3,463     3,371     3,562
     Part run                            1,763     2,024     2,239
     Weekly                                410       324       278

    Net Advertising Revenue
       (in thousands)                 $203,887  $203,267  $218,092


Distribution

PNI distributes The Arizona Republic and The Phoenix Gazette primarily by home delivery through a network of independent contractors that deliver newspapers pursuant to agreements with PNI. PNI has implemented a centralized billing system which removes the responsibility for billing and collection from the independent contractors. Newspapers are distributed to the independent contractor network by an outside company which has been under contract with PNI for over thirty-nine years.


Production

The Arizona Republic and The Phoenix Gazette have separate editorial/news staffs but share the same production facilities and equipment. The editing and composing functions are performed primarily at PNI's facility in downtown Phoenix.
To increase efficiency and reduce work force requirements, the editing and composing functions have been computerized.
Electronic pagination allows entire pages of the newspaper to be formatted at a computer terminal instead of by manual assembly. Composed pages are electronically transmitted from PNI's downtown facility to its two satellite production facilities.

PNI has two satellite production facilities, one located in Deer Valley which is north of downtown Phoenix and one in Mesa, Arizona. Construction of the Deer Valley facility began in 1990 and was completed in 1992. This facility includes four new offset presses and related production equipment as well as circulation, advertising and editorial offices. Production began during the first quarter of 1992 with full operation commencing in the third quarter of 1992. The Mesa facility began operation in 1982 and has been expanded and upgraded since that date. It has three offset presses and related production equipment.

Because of the growth expected in the Phoenix area, PNI owns an additional site in western Maricopa County for a future satellite production facility.


INDIANAPOLIS NEWSPAPERS, INC.

Indianapolis Newspapers, Inc. ("INI") was formed by the Company in 1948. The Company owns all of the issued and outstanding Class B Common Stock and 4.1% of the Class A
Common Stock of INI, representing 71.2% of the voting power and equity of INI. The remaining issued and outstanding
Class A Common Stock of INI, which represents the remaining 28.8% of the voting power and equity of INI, is held either directly or through trusts by members of the family which previously owned The Indianapolis News. The holders of the Class A Common Stock are entitled to elect a minority of INI's Board of Directors. The primary newspapers published by INI are The Indianapolis Star (mornings and Sunday) and The Indianapolis
News (evenings).


Circulation

As of December 26, 1993, approximately 80% of the daily and 81% of the Sunday circulation of The Indianapolis Star and 83% of the daily circulation of The Indianapolis News were home delivered. Single copy sales account for approximately 18% of Sunday newspaper sales and 17% of combined daily newspaper sales.

The following table shows the average paid circulation for The Indianapolis Star and The Indianapolis News for the last three fiscal years. The figures for 1991 and 1992 are based upon annual reports issued by ABC, and include circulation outside the Indianapolis MSA. The figures for 1993 are based upon records of the Company because, as of the date of this report, the ABC annual report for 1993 has not been released. Net circulation revenue for the last three fiscal years is based upon the records of the Company.

                                     52 Weeks  52 Weeks   52 Weeks
                                      Dec. 29   Dec. 27    Dec. 26
    Fiscal Years Ended                   1991      1992       1993



    The Indianapolis Star (Sunday)    414,080   413,630    411,261
    The Indianapolis Star (Daily)     230,179   229,842    231,123
    The Indianapolis News (Daily)     100,123    96,540     93,245

    Net Circulation Revenue
      (in thousands)                  $36,050   $36,979    $38,523

The home delivered price for The Indianapolis Star (seven days) in the Indianapolis MSA is $3.00 per week which includes a $.25 price increase during May 1993. The home delivered price for The Indianapolis News (six days) is $1.50 per week. The single copy price is $.35 for each daily paper. The single copy price of the Sunday newspaper is $1.50 which includes a $.25 price increase during September 1991.


Advertising

Newspapers generate revenue from two primary types of advertisements, "run of paper," which are printed in the body of the newspaper, and "pre-printed," which are furnished by the advertiser and inserted into the newspaper. INI derives the majority of its advertising revenue from run of paper advertisements.

Like the Company's Phoenix newspapers, The Indianapolis Star and The Indianapolis News have experienced an increase in the use by advertisers of pre-printed advertisements in recent years. To encourage use of run of paper advertisements, INI structures its advertising rates to provide more favorable rates to high volume and frequent run of paper advertisers. The combined run of paper advertising linage for The Indianapolis Star and The Indianapolis News for the past three fiscal years and the combined advertising revenue of the newspapers for such periods are set forth in the following table:



                                52 Weeks  52 Weeks   52 Weeks
                                 Dec. 29   Dec. 27    Dec. 26
Fiscal Years Ended                  1991      1992       1993


Advertising Linage--Run of Paper
 (in thousands of six-
 column inches):
   Full run                         2,432     2,425     2,458
   Part run                            33        22        62
Net Advertising Revenue
    (in thousands)               $102,364  $106,056  $114,004


Distribution

INI distributes The Indianapolis Star and The Indianapolis
News primarily by home delivery through a network of approximately 3,200 carriers. Generally, a carrier is an independent contractor who purchases newspapers from INI and resells them to his or her customers.


Production

The Indianapolis Star and The Indianapolis News have separate editorial/news staffs but share the same production and distribution facilities. All editorial, production and distribution functions are handled from INI's facility in downtown Indianapolis. INI's production facility is equipped with six offset presses, after the conversion of four

<page 8>

letterpress presses and the installation of two new offset presses during 1988 - 1992 at a cost of $57.7 million.


SMALLER NEWSPAPERS

The Company also publishes several smaller newspapers.
Through Muncie Newspapers, Inc., which is 88%-owned by INI and 12%-owned by the Company, the Company publishes The Muncie Star (mornings and Sunday) and The Muncie Evening Press (evenings). These two daily newspapers serve the Muncie, Indiana area, which has a population of approximately
119,000. As of December 26, 1993, the average paid circulation of The Muncie Star was 29,405 daily, and 36,873 Sunday and the average paid circulation of The Muncie Evening Press was 13,174 daily.

The Company publishes the Vincennes Sun-Commercial, a daily newspaper which serves the city of Vincennes, Indiana, with a population of approximately 19,800. As of December 26, 1993, the average paid circulation of the Vincennes Sun-Commercial was 13,857 daily (five days) and 15,842 Sunday.

During January 1993, the Company formed Topics Newspapers, Inc. as a wholly owned subsidiary to purchase the net assets of two daily newspapers, one weekly newspaper and twelve controlled circulation newspapers that serve the fastest growing area of metropolitan Indianapolis. As of December
26, 1993, the average paid circulation of The Daily Ledger was 9,273 (six days) and the combined weekly circulation was 85,285.

The revenues received by the Company from these smaller publications represented approximately 4% of the total revenues of the Company in each of its last three fiscal years.


RAW MATERIALS - PONDERAY NEWSPRINT COMPANY

The Company consumed approximately 148,700 metric tons of newsprint in fiscal 1993 and estimates that consumption will increase slightly in fiscal year 1994. The Company currently obtains its newsprint from a number of suppliers, both foreign and domestic, under long-term contracts, standard in the industry, which offer dependable sources of newsprint at current market rates.

To provide the Company with an additional source of newsprint for a portion of its needs, the Company formed Central Newsprint Company, Inc. and Bradley Paper Company (the
"Newsprint Subsidiaries"), both of which are wholly-owned subsidiaries of the Company. The Newsprint Subsidiaries, together with four other newspaper publishing companies and a Canadian newsprint manufacturer, are partners in Ponderay Newsprint Company ("Ponderay"), a general partnership formed to own and operate a newsprint mill in Usk, Washington. The mill began operations in December 1989. PNI has committed to purchase annually the lesser of 13.5% of Ponderay's newsprint production or 28,400 metric tons on a "take if tendered" basis until the debt of Ponderay is repaid.

COMPETITION

The Company faces competition for advertising revenue from television, radio and direct mail programs, as well as competition for advertising and circulation from suburban neighborhood and national newspapers and other publications. Competition for advertising is based upon circulation levels, readership demographics, price and advertiser results. Competition for circulation is generally based upon the content, journalistic quality and price of the newspaper.

In Indianapolis, the Company's newspapers do not receive significant direct competition from suburban newspapers. In Phoenix, several suburban newspapers owned by major media corporations operate in cities that are part of the Phoenix metropolitan area and compete with The Arizona Republic and The Phoenix Gazette for advertising and circulation.


EMPLOYEES - LABOR

As of January 31, 1994, the Company had approximately 5,000 employees (including 1,280 part-time employees), 42% of whom were covered by collective bargaining agreements. The
Company has never had a significant strike or work stoppage at its operations and considers its labor relationships with its employees to be good.


EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 28, 1994, the executive officers of the Company and their ages are as follows:

        Name                    Age   Positions

        Malcolm W. Applegate    58    Director; President and
                                      General Manager of INI

        Eugene S. Pulliam       79    Director and Executive
                                      Vice President; President
                                      of PNI; Publisher of The
                                      Indianapolis Star and
                                      The Indianapolis News

        Frank E. Russell        73    Director; President and
                                      Chief Executive Officer

        Louis A. Weil III       52    Director; Executive Vice
                                      President of PNI;
                                      Publisher of The Arizona
                                      Republic and The Phoenix
                                      Gazette

        Wayne D. Wallace        47    Treasurer

Malcolm W. Applegate has been President since May 1993 and
General Manager since July 1990 of Indianapolis Newspapers,
Inc. From 1985 until assuming his current position with Indianapolis Newspapers, Inc., Mr. Applegate was publisher of the Lansing (Michigan) State Journal. He has been a director of the Company since 1991.

Eugene S. Pulliam has been the Publisher of The Indianapolis
Star and The Indianapolis News since 1975 and President of
Phoenix Newspapers, Inc. since 1979. He has been a director of the Company since 1954.

Frank E. Russell has been President of the Company since
1979. He has been a director of the Company since 1974.

Louis A. Weil, III has been Publisher of The Arizona
Republic and The Phoenix Gazette and Executive Vice President of Phoenix Newspapers, Inc. since July 1991. Mr. Weil served as Publisher of Time from May 1989 to July 1991, and President and Publisher of The Detroit News from May 1987 to May 1989.
Mr. Weil serves as a member of the Board of Directors of Global Government Plus Fund, Inc. as well as eleven investment companies within the Prudential family of mutual funds. He has been a director of the Company since 1991.

Wayne D. Wallace has been Treasurer of the Company since
October of 1989.  Previously, he had been Assistant
Treasurer of the Company since 1983.

Each executive officer will serve as such until his successor is chosen and qualified. No family relationships exist among the Company's executive officers.


Item 2. Properties.

The corporate headquarters of the Company are located at 135 North Pennsylvania Street, Indianapolis, Indiana. The general character, location and approximate size of the principal physical properties owned by the Company at the end of fiscal year 1993 are set forth below. In addition to those listed, the Company owns employee recreational facilities and other real estate aggregating approximately 130 acres.


                                                    Approximate Area
                                                     in Square Feet
        Printing plants, business and editorial
          offices and warehouse space
                                                    Owned       Leased

                Phoenix, Arizona                  765,613       16,828
                Mesa, Arizona                     151,451          ---
                Indianapolis, Indiana             464,952      168,890
                Muncie, Indiana                    67,658          ---
                Vincennes, Indiana                 14,000          ---
                Noblesville, Indiana                7,500        5,412
                Carmel, Indiana                    13,460          ---


The Company believes that its current facilities and planned building projects are adequate to meet the needs of its newspapers.

Item 3.  Legal Proceedings.

The Company becomes involved from time to time in various claims and lawsuits incidental in the ordinary course of its business, including such matters as libel and invasion of privacy actions and is involved from time to time in various governmental and administrative proceedings. Management believes that the outcome of any pending claims or proceedings will not have a significant adverse effect on the Company and its subsidiaries, taken as a whole.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the quarter ended December 26, 1993 through the solicitation of proxies or otherwise.



                               PART II


Item 5.     Markets for Registrant's Common Equity
            and Related Stockholder Matters.

The information set forth under the caption "Shareholder
Information" on page 31 of the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

Item 6.     Selected Financial Data.

The information set forth under the caption "Selected
Ten-Year Financial Data" on page 29 of the Company's 1993 Annual
Report To Shareholders is incorporated herein by reference.


Item 7.     Management's Discussion and Analysis
            of Results of Operations and Financial
            Condition.

The information set forth under the caption "Management's
Discussion and Analysis of Results of Operations and Financial Condition" beginning on page 11 of the Company's 1993
Annual Report To Shareholders is incorporated herein by reference.


Item 8.     Financial Statements and Supplementary Data.

The Company's Consolidated Financial Statements and Notes thereto, together with the report thereon of Geo. S. Olive & Co. dated February 18, 1994, appearing on pages 14 through 28 of the Company's 1993 Annual Report To Shareholders, and the information contained under the heading "Quarterly Financial Information (unaudited)" on page 30 of such Annual Report are incorporated herein by reference.

Item 9.     Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure.

None.

                    PART III

Item 10.    Directors and Executive Officers of
            the Registrant.

Incorporated herein by reference is the information set forth under the captions "Election of Directors," on page 4 and "Committees of the Board of Directors and Compensation of Directors" on page 5 and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 12 of the Company's definitive Proxy Statement to be used in connection with the 1994 Annual Meeting of Shareholders. See Part I, Item 1 of this report for information regarding the executive officers of the Company.

Item 11.    Executive Compensation.

Incorporated herein by reference is the information set forth under the captions "Compensation of Executive Officers" on page 6 of the Company's definitive Proxy Statement to be used in connection with the 1994 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference is the information set forth under the captions "Voting Securities And Principal Holders
Thereof" on page 1 and "Security Ownership of Management" on page 3 of the Company's definitive Proxy Statement to be used in connection with the 1994 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions.

Incorporated herein by reference is the information set forth under the captions "Transactions With Certain Related
Persons" and "Compensation Committee Interlocks and Insider
Participation" on page 12 of the Company's definitive Proxy
Statement to be used in connection with the 1994 Annual
Meeting of Shareholders.


                          PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.

            (a)   List of Documents Included In This Report.

            1.    Financial Statements.

            The following financial statements are
            incorporated into this report by reference to the Company's 1993 Annual Report To Shareholders:

              (i)       Independent Auditor's Report

             (ii) Consolidated Statement of Income for each of the three fiscal years in the period ended December 26, 1993

            (iii) Consolidated Statement of Financial Position at December 26, 1993 and December 27, 1992

             (iv)       Consolidated Statement of Shareholders'
                        Equity for each of the three fiscal years in the period ended December 26, 1993

             (v) Consolidated Statement of Cash Flows for each of the three fiscal years in the period ended December 26, 1993

            (vi)        Notes to Consolidated Financial Statements


            2.    Supplementary Data and Financial Statement
                  Schedules.

             (i) Incorporated herein by reference is the information set forth under the caption "Quarterly Financial Information
                         (Unaudited)" appearing on page 30 of the Company's 1993 Annual Report To Shareholders

            (ii) The following financial statement schedules and report with respect thereto are filed as a part of this Report:


                                                           Page in
                                                          this  filing

               Independent Auditor's Report on
                Financial Statement Schedules                   18

               Schedule V    Property, Plant and Equipment      19

               Schedule VI   Accumulated Depreciation and
                             Amortization of Property,
                             Plant and Equipment                20

               Schedule VIII Valuation Accounts                 21

               Schedule X    Supplementary Income Statement
                             Information                        22

       Schedules other than those referred to above have been omitted because they are not required or because the information is included elsewhere in the Consolidated Financial Statements of the Company.

            3.    Exhibits Required by Securities and Exchange
                  Commission Regulation S-K.

                 (i)   The following exhibits are filed as a
                       part of this report:

                       Exhibit
                       Number    Description of Document



                        13 Portions of the 1993 Annual Report To Shareholders of Central Newspapers, Inc. incorporated by reference into the 1993 Annual Report on Form 10-K

                        21        Subsidiaries of the Registrant

                        23        Consent of Geo. S. Olive & Co.

                 (ii) The following exhibits are incorporated herein by reference to documents previously filed with the Securities and Exchange Commission as indicated.

                       Exhibit
                       Number    Description of Document

                         3.1       Amended and Restated Articles of
                                   Incorporation of Central Newspapers,
                                   Inc. (Filed August 10, 1989 with Form S-
                                   1 Registration Statement, No. 33-30436)


                         3.2 Amended and Restated Code of By-Laws of Central Newspapers, Inc. (Filed with Form 10-K for year ended December 29,
                                   1991)

                         4.1 Form of Certificate for Class A Common Stock (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

                         4.2       Indenture between Indianapolis
                                   Newspapers, Inc. and the Indiana Trust
                                   Company, as trustee, dated as of
                                   December 1, 1948 (Filed August 10, 1989
                                   with Form S-1 Registration Statement,
                                   No. 33-30436)

                         10.1 Indenture creating the Eugene C. Pulliam Trust, dated as of December 9, 1965, as amended (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

                         10.2 Newsprint Purchase Agreement between Ponderay Newsprint Company and Phoenix Newspapers, Inc., dated as of November 18, 1987 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

                         *10.3 Amended and Restated Central Newspapers, Inc. Stock Option Plan (Filed with Form 10-K for year ended December 27, 1992)

                         *10.4     The Phoenix Newspapers, Inc.
                                   Nonqualified Supplemental Retirement
                                   Plan (Filed with Form 10-K for year
                                   ended December 30, 1990)

                          10.5 Ponderay Newsprint Company Partnership Agreement between Lake Superior Forest Products Inc. and Central Newsprint Company, Inc. dated as of September 12, 1985 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

                         10.6 Amendment to Ponderay Newsprint Company Partnership Agreement between Lake Superior Forest Products Inc., Central Newsprint Company, Inc., Bradley Paper Company, Copley Northwest, Inc., Puller Paper Company, Newsprint Ventures, Inc., Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper Company, dated as of June 30, 1987 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

                         10.7 Guarantee by Central Newspapers, Inc. dated as November 18, 1987 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

                        *10.8 Termination Benefits Agreement dated as of as of August 1, 1991 between Phoenix Newspapers, Inc. and Louis A. Weil, III (Filed with Form 10-K for year ended December 27, 1992)

                         *10.9 Phoenix Newspapers, Inc. Management by Objectives Program (Filed with Form 10-K for year ended December 27, 1992)

                         *10.10 Form of Split-Dollar Life Insurance Agreement for Executive Officers between the Registrant and Malcolm W. Applegate, Wayne D. Wallace and Louis A. Weil, III (Filed with Form 10-K for year ended December 27, 1992)

                         *10.11 Form of Split-Dollar Life Insurance Agreement for Outside Directors between the Registrant and Kent E. Agness, William A. Franke and Dan Quayle (Filed with Form 10-K for year ended December 27, 1992)

                         *10.12 Form of Death Benefit Only Insurance Plan Agreement between the Registrant and Frank E. Russell, Eugene S. Pulliam and James C. Quayle (Filed with Form 10-K for year ended December 27, 1992)

* Represents a contract, plan or arrangement providing for executive officer or director benefits.

            (b)   Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the fourth quarter of 1993.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Indianapolis, state of Indiana, on this 16th day of March, 1994.

                                CENTRAL NEWSPAPERS, INC.

                                By:   /s/ Frank E. Russell
                                --------------------------------
                                Frank E. Russell, President and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of March, 1994.

                   Signature                           Title

             (1)   Principal Executive Officer

                                                       President, Chief
                    /s/ Frank E. Russell               Executive Officer
                   ---------------------------         and a Director
                   Frank E. Russell

             (2)   Principal Financial and
                   Accounting Officer


                    /s/ Wayne D. Wallace               Treasurer
                   ---------------------------
                   Wayne D. Wallace

             (3)   A majority of the Board of
                   Directors

                     /s/ Kent E. Agness                 Director
                    --------------------------
                    Kent E. Agness

                     /s/ Malcolm W. Applegate           Director
                    --------------------------
                    Malcolm W. Applegate

                     /s/ William A. Franke              Director
                    --------------------------
                    William A. Franke

                     /s/ Eugene S. Pulliam              Director
                    --------------------------
                    Eugene S. Pulliam

                     /s/ Dan Quayle                     Director
                    --------------------------
                    Dan Quayle

                     /s/ James C. Quayle                Director
                    --------------------------
                    James C. Quayle

                     /s/ Louis A. Weil, III             Director
                    --------------------------
                    Louis A. Weil, III

 INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULES



Board of Directors and Shareholders
Central Newspapers, Inc.

We have audited the consolidated statement of financial position of Central Newspapers, Inc. and Subsidiaries as of December 26, 1993 and December 27, 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 26, 1993, and have issued our report dated February 18, 1994. Such financial statements and reports are included in the 1993 Annual Report To Shareholders and are incorporated herein by reference.

Our audits also included the financial statement schedules listed under Item 14 (a)(2)(ii). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits. In our opinion, such financial statement schedules are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Geo. S. Olive & Co.
- -------------------------
GEO. S. OLIVE & CO.

Indianapolis, Indiana
February 18, 1994

Schedule V
                            CENTRAL NEWSPAPERS, INC. AND SUBSIDIARIES
                                   Property, Plant and Equipment


      Column A               Column B       Column C      Column D     Column E     Column F
                            Balance at    Additions                     Other      Balance at
                            Beginning         at                       Changes        End
   Classification           of Period        Cost       Retirements  Add(Deduct)   of Period

Year Ended December 26,
  1993 (52 Weeks):

Land                        $ 10,485,657 $   1,170,160                            $ 11,655,817

Buildings and Improvements    96,474,037     1,884,786  $   (110,193)               98,248,630

Leasehold Improvements         4,025,944       115,556                               4,141,500

Machinery and Equipment      290,846,106    12,340,936    (5,829,328)              297,357,714

Construction in Progress         390,894       483,844                                 874,738

                            $402,222,638 $  15,995,282  $ (5,939,521)             $412,278,399

Year Ended December 27,
  1992 (52 Weeks):

Land                        $ 10,216,086  $    269,571                            $ 10,485,657

Buildings and Improvements    78,759,574    17,730,392  $    (15,929)               96,474,037

Leasehold Improvements         3,908,220       117,724                               4,025,944

Machinery and Equipment      198,630,101   112,761,291   (20,545,286)              290,846,106

Construction in Progress     106,258,065  (105,867,171)                                390,894

                            $397,772,046 $  25,011,807  $(20,561,215)             $402,222,638

Year Ended December 29,
  1991 (52 Weeks):

Land                        $ 10,209,565 $       6,521                            $ 10,216,086

Buildings and Improvements    65,785,539    12,989,833  $    (15,798)               78,759,574

Leasehold Improvements         3,848,963        59,257                               3,908,220

Machinery and Equipment      199,448,820     6,309,454    (7,128,173)              198,630,101

Construction in Progress      42,496,506    63,761,559                             106,258,065

                            $321,789,393 $  83,126,624  $ (7,143,971)             $397,772,046

Schedule VI
                            CENTRAL NEWSPAPERS, INC. AND SUBSIDIARIES
                                   Accumulated Depreciation and
                          Amortization of Property, Plant and Equipment


      Column A              Column B       Column C      Column D     Column E     Column F
                           Balance at    Additions                     Other      Balance at
                           Beginning     Charged to                   Changes        End
   Classification          of Period     Expense(1)    Retirements  Add(Deduct)   of Period

Year Ended December 26,
  1993 (52 Weeks):

Buildings                  $ 37,144,134   $   978,294  $    (97,272)             $ 38,025,156

Leasehold Improvements        3,153,312       156,944                               3,310,256

Machinery and Equipment     104,587,167    24,674,365    (5,655,178)              123,606,354

                           $144,884,613   $25,809,603  $ (5,752,450)             $164,941,766


Year Ended December 27,
  1992 (52 Weeks):

Buildings                  $ 33,500,734   $ 3,658,828  $    (15,428)             $ 37,144,134

Leasehold Improvements        2,981,411       171,901                               3,153,312

Machinery and Equipment     105,817,523    17,821,255   (19,051,611)              104,587,167

                           $142,299,668   $21,651,984  $(19,067,039)             $144,884,613



Year Ended December 29,
  1991 (52 Weeks):

Buildings                  $ 30,385,356   $ 3,131,162  $    (15,784)             $ 33,500,734

Leasehold Improvements        2,789,096       192,315                               2,981,411

Machinery and Equipment      97,899,449    14,010,377    (6,092,303)              105,817,523

                           $131,073,901   $17,333,854  $ (6,108,087)             $142,299,668


(1) Depreciation of property, plant and equipment is provided at annual rates based upon estimated useful lives of the assets. Rates are applied by the straight-line method using ranges of estimated service lives as follows:
25 years for buildings; 10 years for building and leasehold improvements and 3 to 15 years for equipment.


Schedule VIII
                     CENTRAL NEWSPAPERS, INC. AND SUBSIDIARIES
                                 Valuation Accounts


   Column A                 Column B             Column C           Column D       Column E
                                           Additions     Additions
                            Balance at    Charged to    Charged to                Balance at
                             Beginning     Costs and       Other                      End
   Description               of Period      Expense       Accounts   Deductions    of Period


Year Ended December 26,
  1993 (52 Weeks):


Provision for doubtful
  accounts and advertising
  refunds                    $  779,346    $3,334,553                $(2,971,942)   $1,141,957


Year Ended December 27,
  1992 (52 Weeks):

Provision for doubtful
  accounts and advertising
  refunds                    $  813,689    $3,590,648                $(3,624,991)   $  779,346


Year Ended December 29,
  1991 (52 Weeks):

Provision for doubtful
  accounts and advertising
  refunds                    $  964,401    $3,167,926                $(3,318,638)   $  813,689


Schedule X
                         CENTRAL NEWSPAPERS,INC. AND SUBSIDIARIES
                        Supplementary Income Statement Information


   Column A                               Column B

                                      Amounts Charged to
                                      Costs and Expenses

                                      Fiscal Years Ended

                           52 Weeks        52 Weeks        52 Weeks
                        December 29     December 27     December 26
   Description                 1991            1992            1993


   Maintenance         $  3,834,721    $  4,689,386    $  5,128,116


   Advertising Costs   $  4,725,153    $  6,166,394    $  5,913,739


   Sales Taxes         $  3,669,552    $  4,363,303    $  5,193,813


   Property Taxes      $  3,233,614    $  5,889,001    $  6,682,564