Form 10-Q
period 1994-03-27
CENTRAL NEWSPAPERS INC
filed 1994-05-02
CIK 854094

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                ----------------------------------

                             FORM 10-Q

          (Mark One)
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period March 27, 1994
              ---------------------------------------

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from         to
                                             --------  --------

                  Commission File Number:  1-10333

                  --------------------------------

                      CENTRAL NEWSPAPERS, INC.
        (Exact name of registrant as specified in its charter)

                              Indiana
                     (State of Incorporation)

                              35-0220660
                (IRS Employer Identification Number)

              135 North Pennsylvania Street, Suite 1200
                      Indianapolis, Indiana 46204
               (Address of principal executive office)

                            (317) 231-9200
                   (Registrant's telephone number)

                   -------------------------------

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No    .


     The number of shares of each class of common stock outstanding as of March 27, 1994:

     CLASS A COMMON STOCK                23,461,200
     CLASS B COMMON STOCK                31,578,000

     CENTRAL NEWSPAPERS, INC.

     INDEX TO FORM 10-Q


     Part I - FINANCIAL INFORMATION                              Page

           Item 1 - Financial Statements:

                 Consolidated Statement of Financial Position     3-4

                 Consolidated Statement of Income                   5

                 Consolidated Statement of Shareholders' Equity     6

                 Consolidated Statement of Cash Flows               7

                 Notes to Consolidated Financial Statements       8-9


           Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                9-11


     Part II - OTHER INFORMATION                                12-13

     PART I.

     Item 1.  Financial Statements


     CENTRAL NEWSPAPERS, INC.
     Consolidated Statement of Financial Position

     ================================================================
     ASSETS                                       Mar. 27     Dec. 26
     (In thousands)                                  1994        1993
                                               (unaudited)
     ----------------------------------------------------------------

     CURRENT ASSETS:
      Cash and cash equivalents                  $ 23,518    $ 22,143
      U. S. Government obligations                123,421     102,010
      Accounts receivable--net                     41,158      46,348
      Inventories                                   8,250      10,116
      Deferred income tax benefits                  6,900       6,651
      Other current assets                          4,307       3,229
     ----------------------------------------------------------------
           Total current assets                   207,554     190,497
     ----------------------------------------------------------------


     PROPERTY, PLANT AND EQUIPMENT:

      Land                                         11,656      11,656
      Buildings and improvements                   98,232      98,248
      Leasehold improvements                        4,145       4,141
      Machinery and equipment                     297,299     297,358
      Construction in progress                      1,754         875
     ----------------------------------------------------------------
                                                  413,086     412,278
           Less accumulated depreciation          169,903     164,942
     ----------------------------------------------------------------
                                                  243,183     247,336
     ----------------------------------------------------------------


     OTHER ASSETS:

      Land held for development                     4,139       4,139
      Goodwill                                      9,753       9,807
      Investment in Affiliate                       2,835       3,855
      Other                                         9,729       9,054
     ----------------------------------------------------------------
                                                   26,456      26,855
     ----------------------------------------------------------------
     TOTAL ASSETS                                $477,193    $464,688
     ================================================================


     See accompanying notes to consolidated financial statements.

     CENTRAL NEWSPAPERS, INC.
     Consolidated Statement of Financial Position


     ================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY         Mar. 27     Dec. 26
     (In thousands, except share data)               1994        1993
                                               (unaudited)
     ----------------------------------------------------------------

     CURRENT LIABILITIES:
      Accounts payable                           $  9,839    $ 12,675
      Accrued compensation                         15,115      15,166
      Dividends payable                             3,194       4,547
      Accrued expenses and other
        liabilities                                14,312      15,434
      Federal and state income taxes                8,783       2,406
      Deferred revenue                             12,604      12,270
     ----------------------------------------------------------------
           Total current liabilities               63,847      62,498
     ----------------------------------------------------------------
     DEFERRED INCOME TAXES                         17,958      17,214
     ----------------------------------------------------------------
     LONG-TERM DEBT (4 1/2% debentures due
        December 1, 1998)                           2,678       2,678
     ----------------------------------------------------------------
     POSTRETIREMENT BENEFIT OBLIGATION             74,132      72,937
     ----------------------------------------------------------------
     MINORITY INTEREST IN SUBSIDIARY               19,703      18,668
     ----------------------------------------------------------------
     SHAREHOLDERS' EQUITY:
      Preferred stock--issuable in series:
        Authorized--25,000,000 shares
        Issued--none
      Class A common stock--without par value:
        Authorized--75,000,000 shares
        Issued--23,461,200 and 23,431,450 shares   17,722      17,137
      Class B common stock--without par value:
        Authorized--50,000,000 shares
        Issued--31,578,000 shares                      63          63
      Retained earnings                           280,503     273,493
      Unrealized gain on securities available-
        for-sale                                      587
     ----------------------------------------------------------------
                                                  298,875     290,693
     ----------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $477,193    $464,688
     ================================================================


     See accompanying notes to consolidated financial statements.

     CENTRAL NEWSPAPERS, INC.
     Consolidated Statement of Income
     (Unaudited)

     ===============================================
     (In thousands, except      Thirteen Weeks Ended
      per share data)             Mar. 27    Mar. 28
                                     1994       1993
     -----------------------------------------------
     OPERATING REVENUES:
      Advertising                $ 91,891   $ 80,482
      Circulation                  31,152     30,338
      Other                           485        498
     -----------------------------------------------
                                  123,528    111,318
     -----------------------------------------------
     OPERATING EXPENSES:
      Operating costs              53,163     48,475
      Distribution and general     44,477     43,982
      Depreciation                  6,612      6,458
      Work force reduction cost       132        580
     -----------------------------------------------
                                  104,384     99,495
     -----------------------------------------------
     OPERATING INCOME              19,144     11,823

     OTHER INCOME
      (principally interest)        1,329        821

     OTHER EXPENSE                   (241)      (319)
     -----------------------------------------------

     INCOME BEFORE INCOME TAXES    20,232     12,325

     PROVISION FOR INCOME TAXES     8,257      4,949
     -----------------------------------------------

     INCOME BEFORE MINORITY
      INTEREST AND EQUITY IN
      AFFILIATE                    11,975      7,376

     MINORITY INTEREST IN
      SUBSIDIARY                     (757)      (405)

     EQUITY IN AFFILIATE, NET
      OF TAX BENEFITS              (1,014)    (1,148)
     -----------------------------------------------

     NET INCOME                  $ 10,204   $  5,823
     ===============================================

     NET INCOME PER COMMON
      SHARE                      $    .38   $    .22
     ===============================================

     DIVIDENDS DECLARED PER
      COMMON SHARE               $    .12   $    .11

     AVERAGE COMMON SHARES
      OUTSTANDING                  26,610     26,553


     See accompanying notes to consolidated financial statements.

     CENTRAL NEWSPAPERS, INC.
     Consolidated Statement of Shareholders' Equity
     (Unaudited)

     ====================================================================
     (In thousands)                                            Unrealized
                                                                  Gain on
                                 Class A  Class B              Securities
                                  Common   Common   Retained   Available-
                                   Stock    Stock   Earnings     for-Sale
     --------------------------------------------------------------------
     BALANCE AT DEC. 28, 1992    $16,340      $65   $253,592

      Net income (13 weeks)                            5,823
      Dividends declared:
        Class A common stock                          (2,566)
        Class B common stock                            (356)
      Exercise of stock options      235
     -------------------------------------------------------------------
     BALANCE AT MAR. 28, 1993     16,575       65    256,493

      Net income (39 weeks)                           26,305
      Dividends declared:
        Class A common stock                          (8,191)
        Class B common stock                          (1,114)
      Exercise of stock options      560
      Common stock conversion          2       (2)
     --------------------------------------------------------------------
     BALANCE AT DEC. 26, 1993     17,137       63    273,493

      Adoption of SFAS No. 115,
        net of deferred income
        taxes and minority
        interest                                                     $649
      Net income (13 weeks)                           10,204
      Dividends declared:
        Class A common stock                          (2,815)
        Class B common stock                            (379)
      Exercise of stock options      585
      Change in unrealized gain
        on securities available-
        for-sale                                                      (62)
     --------------------------------------------------------------------
     BALANCE AT MAR. 27, 1994    $17,722      $63   $280,503         $587
     ====================================================================


     See accompanying notes to consolidated financial statements.

     CENTRAL NEWSPAPERS, INC.
     Consolidated Statement of Cash Flows
     (Unaudited)

     ==================================================================
     (In thousands)                                Thirteen Weeks Ended
                                                      Mar. 27   Mar. 28
                                                         1994      1993
     ------------------------------------------------------------------
     OPERATING ACTIVITIES:
       Net income                                     $10,204   $ 5,823
       Items which did not use (provide) cash:
         Depreciation and amortization                  6,738     6,629
         Postretirement and pension benefits            1,620     1,346
         Gain on disposition of assets                   (205)      (90)
         Minority interest in earnings of
           subsidiary                                     757       405
         Equity in Affiliate                            1,014     1,148
         Deferred income taxes                             67     1,237
         Changes in assets and liabilities-net         10,887     8,371
     ------------------------------------------------------------------
           Net cash provided by operating activities   31,082    24,869
     ------------------------------------------------------------------

     INVESTING ACTIVITIES:
       Purchases of property, plant and equipment-net  (3,378)   (7,183)
       Purchases of U. S. Government obligations      (77,412)  (46,867)
       Proceeds from U. S. Government obligations      55,676    39,503
       Investment in Affiliate                           (540)     (743)
       Purchases of intangibles, minority interest
         and other                                        (20)   (4,733)
     ------------------------------------------------------------------
           Net cash used by investing activities      (25,674)  (20,023)
     ------------------------------------------------------------------

     FINANCING ACTIVITIES:
       Cash dividends paid                             (3,191)   (2,922)
       Dividends paid to minority interest             (1,356)   (1,395)
       Proceeds from exercise of stock options            514       209
     ------------------------------------------------------------------
           Net cash used by financing activities       (4,033)   (4,108)
     ------------------------------------------------------------------

     INCREASE IN CASH AND CASH EQUIVALENTS              1,375       738

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    22,143    17,221
     ------------------------------------------------------------------

     CASH AND CASH EQUIVALENTS, END OF PERIOD         $23,518   $17,959
     ==================================================================

     SUPPLEMENTAL CASH FLOW INFORMATION:
       Income taxes paid during the period            $ 1,280   $ 2,371
       Interest paid during the period                $    58   $    56

     See accompanying notes to consolidated financial statements.

     CENTRAL NEWSPAPERS, INC.
     Notes to Consolidated Financial Statements
     (Unaudited)


      1. The accompanying unaudited consolidated financial statements do not include all of the information and disclosures which are normally included in Form 10-K and annual report to shareholders. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 26, 1993. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial position at December 26, 1993 has been derived from audited financial statements. In the opinion of Company's management, the unaudited consolidated financial statements reflect all adjustments which are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Such statements are not necessarily indicative of the results to be expected for the full year. Certain 1993 amounts have been reclassified to conform with the 1994 presentation.

      2. The Company's fiscal year ends on the last Sunday of the calendar year. The years ending December 25, 1994 and December 26, 1993 each comprise 52 weeks.

      3. The income per common share is computed based on the weighted average number of common shares outstanding. The Class B common shareholders have the right to convert their shares into shares of Class A common stock at the ratio of ten shares of Class B common stock for one share of Class A common stock. The Class B common stock is included in the computation as if converted into Class A common stock.

      4. During 1994 and 1993, the Company reduced its work force in response to the advertising environment and technological changes. Certain employees were offered retirement benefits through a nonqualified supplemental retirement plan. As of March 27, 1994 work force reduction costs were $132,000. As of March 28, 1993 work force reduction costs were $580,000.

      5. The Company, through its subsidiaries, has a 13.5% partnership interest in Ponderay Newsprint Company (Ponderay), which was formed to own and operate a newsprint mill in Washington. The Company's investment in Ponderay at March 27, 1994 and March 28, 1993 was $28,853,000 and $24,345,000.

         The Company has committed to purchase for use in Phoenix the lesser of 13.5% of annual newsprint production or 28,400 metric tons on a "take if tendered" basis until the partnership debt is repaid. During the thirteen weeks ended March 27, 1994 and March 28, 1993 the Company purchased $2,875,000 and $3,204,000 of newsprint from Ponderay. For the three months ended March 31, 1994, Ponderay's net revenue and net losses were $23,118,000 and $11,556,000, respectively; compared to $22,257,000 and $12,884,000 during the first three months of 1993.

      6. The Company's Stock Option Plan had 331,750 options exercisable as of March 27, 1994. During the quarter ended March 27, 1994 options for 29,750 shares of Class A common stock were exercised.

      7. On January 21, 1993 the Company completed the purchase of two daily newspapers, one weekly newspaper and twelve controlled circulation weekly newspapers that serve the fastest growing area of metropolitan Indianapolis. The operating results of this acquisition are included in the financial statements as of January 1, 1993.

      8. During 1993 the Board of Directors approved the construction of a new downtown Phoenix office building. Total cost of the building and related expenditures are expected to be $32,000,000 with completion anticipated in 1996. Formal commitments totaling $2,143,000 have been entered into as of March 27, 1994 relating to this project. Expenditures as of March 27, 1994 on these commitments were $832,000.

         The Board of Directors also approved the construction of a production facility in Indianapolis at an estimated cost of $17,000,000 with completion expected during the second quarter of 1995. No formal commitments have been made on this project.

      9. Effective December 27, 1993 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). SFAS No. 115 requires that available-for-sale debt securities and equity securities be reported at fair value. As of the beginning of the current year and March 27, 1994, all investments in equity and U.S. Government obligations have been classified as available-for-sale securities and, accordingly, the net unrealized gain has been reflected as a change in shareholders' equity net of deferred income taxes and minority interest.

         Debt and equity securities at March 27, 1994 (in thousands):

                                                        Gross
                                         Carrying  Unrealized       Fair
                                            Value  Gain (loss)     Value

         Available-for-sale securities:
           Equity securities             $    131      $1,630   $  1,761

           U.S. Government obligations
           due within one year            123,579        (158)   123,421


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations - First Quarter 1994 Versus First Quarter 1993
     --------------------------------------------------------------------

     The Company's business is to a certain extent seasonal with peak revenues and profits generally occurring in the second and fourth quarters. On January 21, 1993 the Company completed its acquisition of two daily newspapers, one weekly newspaper and twelve controlled circulation weekly newspapers that serve the fastest growing area of metropolitan Indianapolis. These newspapers along with the other smaller community newspapers constituted approximately 4% of operating revenue during 1993 and it is anticipated to be the same for 1994.

     Operating revenues for the quarter increased $12.2 million, or 11.0%, which consisted of an increase in advertising revenue of $11.4 million, or 14.2%, and an increase in circulation revenue of $.8 million, or 2.7%.

     Advertising full run of press (ROP) linage was up 12.2% for the quarter. Retail linage was up 4.0%, national linage was up 19.9% and classified linage gained 20.7%. The increase in ROP linage reflects improved economic conditions in our markets. The volume of preprinted inserts, which includes local and national advertising supplements inserted into the newspapers, increased 35.0%.

     Advertising revenue at Phoenix increased 13.8% while full run linage was up 14.8%. At Indianapolis advertising revenue was up 15.8% while full run linage was up 8.4%. Both newspapers increased advertising rates during the first quarter of 1994.

     Circulation revenue increased 1.8% at Phoenix. Circulation of the Phoenix morning newspaper was up 3.0%, evening down 3.4% while Sunday circulation increased 2.5%. The morning single copy price was increased during January 1993 by 42.8% to $.50. Circulation revenue increased 4.8% at Indianapolis. Circulation of the Indianapolis morning newspaper was down 1.3%, evening down 6.8% and Sunday circulation was down 2.1%. The Sunday delivered price was increased during May 1993 by 20% to $1.50. Generally a rate increase will cause a temporary decline in circulation, however, the evening newspapers are experiencing an ongoing decline in their circulation.

     Operating expenses of $104.4 million were up 4.9% for the period. Compensation expense, which includes fringe benefits, was up 7.1% for the period. The increase in compensation expense reflects higher payroll costs related to the zoned and total market advertising program in Indianapolis that began during August 1993 and payroll expense related to production volume increases in Phoenix. Changes to the retirement plans that were effective January 1, 1994 also increased compensation costs. These changes contributed to an increase of 9.8% in fringe benefit costs. Newsprint expense increased 3.3%, reflecting a 10.0% increase in consumption which was somewhat offset by average lower newsprint prices. Depreciation expense of $6.6 million increased 2.4%. Work force reduction costs in the current quarter were $132 thousand compared to $580 thousand in the same quarter last year. These costs were related to staff reductions made in Indianapolis. Other operating, distribution and general expenses were up 4.3% reflecting costs associated with production and delivery of the zoned advertising products and increased promotional expenses. Other expenses for the first quarter of 1994 include a decrease in property tax expense of $951,000 resulting from a property tax refund.

     Operating income increased $7.3 million, or 61.9%. Other income was up $508 thousand, or 61.9%, due to higher earnings on cash investments and a $200,000 gain on disposal of equipment. Other expense was down $78 thousand. Income before provision for income taxes was up $7.9 million, or 64.2%. The provision for income taxes was up $3.3 million, or 66.8%, which reflects higher income for the period and a one percent increase in the federal income tax rate that became effective during 1993. The Company recorded the cumulative tax adjustment during the third quarter of 1993.

     Minority interest in subsidiary increased due to higher earnings of the Company's 71.2% owned subsidiary. The loss from Equity in Affiliate (Ponderay Newsprint Company), net of tax benefits, decreased $134 thousand in the current quarter and reflects a smaller loss by Ponderay.

     Net income for the quarter increased $4.4 million, or 75.2%, compared to the same period the prior year. Earnings per share for the quarter were $.38 for 1994, an increase of 72.7%, from the $.22 per share the prior quarter. Included in the 1994 per share amount is an after tax property tax settlement gain of $.02 per share.

     Liquidity and Capital Resources
     -------------------------------

     Net cash provided by operating activities during the current quarter of $31.1 million was used primarily for the purchase of property and equipment, investment in Affiliate, the payment of dividends and purchases of U. S. Government obligations.

     Capital expenditures through March 27, 1994 were $3.7 million. Capital expenditures for the year are expected to approximate $37 million.

     The Company invested $540 thousand in Ponderay (Affiliate) during the first quarter and expects to contribute additional funds to help finance losses for several years. Debt guarantees related to Ponderay are discussed in Notes to Consolidated Financial Statements of the 1993 Annual Report.

     Quarterly dividends of $.12 per share on Class A common stock and $.012 per share on Class B common stock were declared during the quarter. Dividend rates increased 9.1% compared to the prior year quarterly amounts. The Company expects cash generated from operations and cash reserves, in conjunction with credit resources, to be adequate to satisfy its liquidity needs.

     Part II.

     CENTRAL NEWSPAPERS, INC.


     Item 1.     Legal Proceedings--None

     Item 2.     Changes in Securities--None

     Item 3.     Default Upon Senior Securities--None

     Item 4.     Submission of Matters to a Vote of Security Holders--
                 None

     Item 5.     Other Information--None

     Item 6.     Exhibits and Reports on Form 8-K

                       Exhibit 1 - Independent Accountant's Report

                       No reports on Form 8-K were filed during the quarter.



     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


     April 20, 1994                             CENTRAL NEWSPAPERS, INC.


                                               By:  /s/ Frank E. Russell
                                                  -----------------------
                                                  Frank E. Russell
                                                  President and
                                                  Chief Executive Officer


                                               By:  /s/ Wayne D. Wallace
                                                  -----------------------
                                                  Wayne D. Wallace
                                                  Treasurer