Form 10-Q
period 1994-06-26
CENTRAL NEWSPAPERS INC
filed 1994-08-09
CIK 854094

               United States
     Securities and Exchange Commission
           Washington, D.C.  20549
     ------------------------------------

                 FORM 10-Q



(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period June 26, 1994
    --------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from________to________

        Commission File Number:  1-10333

        ---------------------------------

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

                  (317) 231-9200
          (Registrant's telephone number)
         ---------------------------------

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  x   NO     .
   ----    ----

The number of shares of each class of common stock outstanding as of June 26, 1994:

CLASS A COMMON STOCK                                  23,465,200
CLASS B COMMON STOCK                                  31,578,000

CENTRAL NEWSPAPERS, INC.

INDEX TO FORM 10-Q


Part I - FINANCIAL INFORMATION                             Page

     Item 1 - Financial Statements:

          Consolidated Statement of Financial Position          3-4

          Consolidated Statement of Income                        5

          Consolidated Statement of Shareholders' Equity          6

          Consolidated Statement of Cash Flows                    7

          Notes to Consolidated Financial Statements            8-9

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations    9-12


Part II - OTHER INFORMATION                                   13-15

                                  PART I.

Item 1. Financial Statements

                        CENTRAL NEWSPAPERS, INC.
               Consolidated Statement of Financial Position

============================================================================
                                                        June 26,   Dec. 26,
ASSETS                                                      1994       1993
(In thousands)                                        (Unaudited)
- - ----------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                               $17,323    $22,143
 U. S. Government obligations                            131,390    102,010
 Accounts receivable--net                                 44,561     46,348
 Inventories                                               7,557     10,116
 Deferred income tax benefits                              6,718      6,651
 Other current assets                                      3,624      3,229
- - ----------------------------------------------------------------------------
      Total current assets                               211,173    190,497
- - ----------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
 Land                                                     11,806     11,656
 Buildings and improvements                               98,332     98,248
 Leasehold improvements                                    4,145      4,141
 Machinery and equipment                                 297,226    297,358
 Construction in progress                                  2,293        875
- - ----------------------------------------------------------------------------
                                                         413,802    412,278
      Less accumulated depreciation                      171,465    164,942
- - ----------------------------------------------------------------------------
                                                         242,337    247,336
- - ----------------------------------------------------------------------------

OTHER ASSETS:
 Land held for development                                 4,139      4,139
 Goodwill                                                  9,699      9,807
 Investment in Affiliate                                   2,620      3,855
 Other                                                     8,865      9,054
- - ----------------------------------------------------------------------------
                                                          25,323     26,855
- - ----------------------------------------------------------------------------
TOTAL ASSETS                                            $478,833   $464,688
============================================================================


See accompanying notes to consolidated financial statements.

                        CENTRAL NEWSPAPERS, INC.
               Consolidated Statement of Financial Position

============================================================================
                                                        June 26,   Dec. 26,
LIABILITIES AND SHAREHOLDERS' EQUITY                        1994       1993
(In thousands, except share data)                     (Unaudited)
- - ----------------------------------------------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                         $7,515    $12,675
 Accrued compensation                                     15,505     15,166
 Dividends payable                                         3,194      4,547
 Accrued expenses and other liabilities                   12,288     15,434
 Federal and state income taxes                            1,363      2,406
 Deferred revenue                                         12,624     12,270
- - ----------------------------------------------------------------------------
      Total current liabilities                           52,489     62,498
- - ----------------------------------------------------------------------------
DEFERRED INCOME TAXES                                     20,564     17,214
- - ----------------------------------------------------------------------------
LONG-TERM DEBT (4 1/2% debentures due
   December 1, 1998)                                       2,678      2,678
- - ----------------------------------------------------------------------------
POSTRETIREMENT BENEFIT OBLIGATION                         74,875     72,937
- - ----------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY                           20,443     18,668
- - ----------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
 Preferred stock--issuable in series:
   Authorized--25,000,000 shares
   Issued--none
 Class A common stock--without par value:
   Authorized--75,000,000 shares
   Issued--23,465,200 and 23,431,450 shares               17,852     17,137
 Class B common stock--without par value:
   Authorized--50,000,000 shares
   Issued--31,578,000 shares                                  63         63
 Retained earnings                                       289,286    273,493
 Unrealized gain on securities available-for-sale            583
- - ----------------------------------------------------------------------------
                                                         307,784    290,693
- - ----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $478,833   $464,688
============================================================================

See accompanying notes to consolidated financial statements.

                                  CENTRAL NEWSPAPERS, INC.
                             Consolidated Statement of Income
                                       (UNAUDITED)
===============================================================================
(In thousands, except              13 Weeks Ended        26 Weeks Ended
 per share data)                  June 26,  June 27,    June 26, June 27,
                                    1994     1993        1994      1993
- - --------------------------------------------------------------------------------
OPERATING REVENUES:
 Advertising                      $98,330    $87,127   $190,221   $167,609
 Circulation                       30,385     29,407     61,537     59,745
 Other                                547        409      1,032        907
- - -------------------------------------------------------------------------------
                                  129,262    116,943    252,790    228,261
- - --------------------------------------------------------------------------------

OPERATING EXPENSES:
 Operating costs                    53,685     49,297    106,848     97,772
 Distribution and general           46,233     43,130     90,710     87,112
 Depreciation                        6,708      6,446     13,320     12,904
 Work force reduction cost                                   132        580
- - --------------------------------------------------------------------------------
                                   106,626     98,873    211,010    198,368
- - --------------------------------------------------------------------------------

OPERATING INCOME                    22,636     18,070     41,780     29,893

OTHER INCOME (principally interest)  1,371        924      2,700      1,745

OTHER EXPENSE                         (179)      (309)      (420)      (628)
- - --------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES          23,828     18,685     44,060     31,010

PROVISION FOR INCOME TAXES           9,771      7,553     18,028     12,502
- - --------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST AND
 EQUITY IN AFFILIATE                14,057     11,132     26,032     18,508

MINORITY INTEREST IN SUBSIDIARY     (1,150)    (1,038)    (1,907)    (1,443)

EQUITY IN AFFILIATE,
NET OF TAX BENEFITS                   (930)      (997)    (1,944)    (2,145)
- - --------------------------------------------------------------------------------

NET INCOME                         $11,977     $9,097    $22,181    $14,920
================================================================================

NET INCOME PER COMMON SHARE           $.45       $.34       $.83       $.56
================================================================================

DIVIDENDS DECLARED PER COMMON SHARE   $.12       $.11       $.24       $.22

AVERAGE COMMON SHARES OUTSTANDING   26,620     26,566     26,615     26,559

See accompanying notes to consolidated financial statements.

                                    CENTRAL NEWSPAPERS, INC.
                        Consolidated Statement of Shareholders' Equity
                                        (UNAUDITED)
================================================================================
(In thousands)                                                      Unrealized
                                                                       Gain on
                                      Class A    Class B            Securities
                                       Common     Common   Retained Available-
                                        Stock      Stock   Earnings   for-Sale
- - --------------------------------------------------------------------------------
BALANCE AT DECEMBER 28, 1992           $16,340     $65   $253,592
 Net income (26 weeks)
 Dividends declared:                                       14,920
   Class A common stock                                    (5,133)
   Class B common stock                                      (712)
 Exercise of stock options                 444
- - -------------------------------------------------------------------------------
BALANCE AT JUNE 27, 1993                16,784      65    262,667

 Net income (26 weeks)                                     17,208
 Dividends declared:
   Class A common stock                                    (5,624)
   Class B common stock                                      (758)
 Common stock conversion                     2      (2)
 Exercise of stock options                 351
- - --------------------------------------------------------------------------------
BALANCE AT DECEMBER 26, 1993            17,137      63    273,493

 Adoption of SFAS No. 115,
   net of deferred income
   taxes and minority interest                                           $649
 Net income (26 weeks)                                     22,181
 Dividends declared:
   Class A common stock                                    (5,630)
   Class B common stock                                      (758)
 Exercise of stock options                 715
 Change in unrealized gain on
   securities available-for-sale                                          (66)
- - --------------------------------------------------------------------------------
BALANCE AT JUNE 26, 1994                $17,852    $63    $289,286       $583
===============================================================================

See accompanying notes to consolidated financial statements.

                        CENTRAL NEWSPAPERS, INC.
                  Consolidated Statement of Cash Flows
                               (UNAUDITED)

============================================================================
(In thousands)                                             26 Weeks Ended
                                                        June 26,   June 27,
                                                            1994       1993
- - ----------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                              $22,181    $14,920
 Items which did not use (provide) cash:
   Depreciation and amortization                          13,573     13,271
   Postretirement and pension benefits                     3,150      2,932
   Gain on disposition of assets                            (191)      (163)
   Minority interest in earnings of subsidiary             1,907      1,443
   Equity in Affiliate                                     1,944      2,145
   Deferred income taxes                                     668      1,548
   Changes in assets and liabilities-net                    (566)     4,230
- - ----------------------------------------------------------------------------
      Net cash provided by operating activities           42,666     40,326
- - ----------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Purchase of property, plant and equipment-net            (8,810)   (10,874)
 Purchase of U. S. Government obligations               (118,563)   (93,872)
 Proceeds from U. S. Government obligations               89,283     76,936
 Investment in Affiliate                                  (1,755)    (1,958)
 Purchase of intangibles, minority interest and other        (94)    (4,889)
- - ----------------------------------------------------------------------------
      Net cash used by investing activities              (39,939)   (34,657)
- - ----------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Cash dividends paid                                      (6,385)    (5,842)
 Dividends paid to minority interest                      (1,743)    (1,794)
 Proceeds from exercise of stock options                     581        390
- - ----------------------------------------------------------------------------
      Net cash used by financing activities               (7,547)    (7,246)
- - ----------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                     (4,820)    (1,577)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            22,143     17,221
- - ----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $17,323    $15,644
============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Income taxes paid during the period                     $15,432    $10,467
 Interest paid during the period                             104        114


See accompanying notes to consolidated financial statements.

                           CENTRAL NEWSPAPERS, INC.
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

1. The accompanying unaudited consolidated financial statements do not include all of the information and disclosures which are normally included in Form 10-K and annual report to shareholders. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 26, 1993. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial position at December 26, 1993 has been derived from audited financial statements. In the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments which are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Such statements are not necessarily indicative of the results to be expected for the full year. Certain 1993 amounts have been reclassified to conform with the 1994 presentation.

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

4. During 1994 and 1993, the Company reduced its work force in response to the advertising environment and technological changes. Certain employees were offered retirement benefits through a nonqualified supplemental retirement plan. As of June 26, 1994, work force reduction costs were $132,000. As of June 27, 1993, work force reduction costs were $580,000.

5. The Company, through its subsidiaries, has a 13.5% partnership interest in Ponderay Newsprint Company (Ponderay), which was formed to own and operate a newsprint mill in Washington. The Company's investment in Ponderay at June 26, 1994 and June 27, 1993 was $30.1 million and $25.9 million.

The Company has committed to purchase for use in Phoenix the lesser of 13.5% of annual newsprint production or 28,400 metric tons on a "take if tendered" basis until the partnership debt is repaid. During the 26 weeks ended June 26, 1994 and June 27, 1993 the Company purchased $6.2 million and $6.8 million of newsprint from Ponderay. For the six months ended June 30, 1994, Ponderay's net revenue and net losses were $47 million and $22.2 million, respectively; compared to $45.8 million and $24.1 million during the first six months of 1993.

6. The Company's Stock Option Plan has 327,750 options exercisable as of June 26, 1994. During the period ended June 26, 1994, options for 33,750 shares of Class A common stock were exercised.

7. On January 21, 1993 the Company completed the purchase of two daily newspapers, one weekly newspaper and twelve controlled circulation weekly newspapers that serve the fastest growing area of metropolitan Indianapolis. The operating results of this acquisition are included in the financial statements as of January 1, 1993.

8. During 1993 the Company announced the construction of a new downtown Phoenix office building. Total costs of the building and related expenditures are expected to be $32 million with completion anticipated in 1996. Phoenix Newspapers, Inc. will install a new computer system with an estimated maximum cost of $20 million. The anticipated completion date is mid-1997. Formal commitments totaling $12.7 million have been entered into related to these and other capital projects. Expenditures on these commitments were $2.9 million at June 26, 1994.

The Board of Directors also has approved the construction of a production facility in Indianapolis at an estimated cost of $17 million with completion expected during the second quarter of 1995. No significant formal commitments have been made on this project.

9. Effective December 27, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). SFAS No. 115 requires that available-for-sale debt securities and equity securities be reported at fair value. As of the beginning of the current year and June 26, 1994, all investments in equity and U.S. Government obligations have been classified as available-for-sale securities and, accordingly, the net unrealized gain has been reflected as a change in shareholders' equity net of deferred income taxes and minority interest.

Debt and equity securities at June 26, 1994 (in thousands):
                                                   Gross
                                   Carrying   Unrealized       Fair
                                      Value   Gain(Loss)      Value

Available-for-sale securities:
  Equity securities                    $131       $1,669     $1,800
  U.S. Government obligations
  due within one year              $131,589        $(199)  $131,390

10. On June 24, 1994, the Company announced an offer to purchase all shares of Class A common stock (Shares) of Indianapolis Newspapers, Inc. (INI) not already owned. Subject to the terms and conditions of the offer, the Company will pay $10,000 in cash per share for each Class A common stock share tendered and available for purchase by the Company. INI has 5,772 shares of Class A common stock issued and outstanding of which 239 shares are currently owned by the Company. All 13,468 shares of Class B common stock of INI issued and outstanding are owned by the Company. The Company holds 71.2% of the voting power of INI.

The offer is conditioned upon a minimum of 1,685 Shares being validly tendered and available for purchase by the Company. The offer will expire on August 5, 1994 unless extended. The purpose of the offer is to attain at least 80% of the voting power of INI so it will be considered a part of the Company's "consolidated group" for federal tax purposes.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Fiscal Second Quarter Comparisons

The Company's business is to a certain extent seasonal with peak revenues and profits generally occurring in the second and fourth quarters. On January 21, 1993, the Company completed its acquisition of two daily newspapers, one weekly newspaper and twelve controlled circulation weekly newspapers that serve the fastest growing area of metropolitan Indianapolis. These newspapers along with the other smaller community newspapers constituted approximately 4% of operating revenues during 1993 and it is anticipated to be the same for 1994.

Operating revenues for the quarter increased $12.3 million, or 10.5%, which consisted of an increase in advertising revenue of $11.2 million, or 12.9%, and an increase in circulation revenue of $1 million, or 3.3%.

Advertising full run of press (ROP) linage was up 9.4% for the quarter. Retail linage was up 4.5%, national linage was up 1.3% and classified linage increased 15.8%. The increase in ROP linage reflects improved economic conditions in our markets. The volume of preprinted inserts, which includes local and national advertising supplements inserted into the newspapers, increased 22.3%.

Advertising revenue at Phoenix increased 12.7% while full run linage was up 10.8%. At Indianapolis advertising revenue was up 14.5% while full run linage was up 7.5%. Both newspapers increased advertising rates during the first quarter of 1994.

Circulation revenue increased 4.1% at Phoenix. Circulation of the Phoenix morning newspaper was up 3.7%, evening up 2.3% and Sunday circulation increased 3.9%. The morning single copy price was increased during January 1993 by 42.8% to $.50. Circulation revenue increased 1.7% at Indianapolis. Circulation of the Indianapolis morning newspaper was down .7%, evening down 7.5% and Sunday circulation was down 1.6%. The Sunday delivered price was increased during May 1993 by 20% to $1.50. Generally a rate increase will cause a temporary decline in circulation, however, the evening newspapers have experienced an ongoing decline in their circulation.

Operating expenses of $106.6 million were up 7.8% for the period. Compensation expense, which includes fringe benefits, was up 7.8% for the period. The increase in compensation expense reflects higher payroll costs related to the zoned and total market advertising program in Indianapolis that began during August 1993 and payroll expense related to production volume increases in Phoenix. Changes to the retirement plans that were effective January 1, 1994 also increased compensation costs. These changes contributed to an increase of 12% in fringe benefits costs. Newsprint expense increased 4%, reflecting an 8.7% increase in consumption which was somewhat offset by average lower newsprint prices. It is anticipated suppliers will increase newsprint prices during the second half of the year. Depreciation expense of $6.7 million increased 4.1%. The Company did not incur any work force reduction costs during the current quarter. Other operating, distribution and general expenses were up 11.4% reflecting costs associated with production and delivery of the zoned advertising products and increased promotional expenses.

Operating income increased $4.6 million, or 25.3%. Other income was up $447,000, or 48.4%, due to higher earnings on cash investments. Other expense was down $130,000. Income before provision for income taxes was up $5.1 million, or 27.5%. The provision for income taxes was up $2.2 million, or 29.4%, which reflects higher income for the period and a one percent increase in the federal income tax rate that became effective during 1993. The Company recorded a cumulative tax rate adjustment during the third quarter of 1993.

Minority interest in subsidiary increased due to higher earnings of the Company's 71.2% owned subsidiary. The loss from Equity in Affiliate (Ponderay Newsprint Company), net of tax benefits, decreased $67,000 in the current quarter and reflects a smaller loss by Ponderay.

Net income for the quarter increased $2.9 million, or 31.7%, compared to the same period the prior year. Earnings per share for the quarter were $.45 for 1994, an increase of 32.4%, from the $.34 per share the prior year quarter.

As discussed in Notes to Consolidated Financial Statements, the Company has offered to purchase shares of common stock of Indianapolis Newspapers, Inc. The acquisition of these shares is not expected to adversely affect reported earnings per share of the Company during 1994.

Results of Operations - Fiscal Six Months Comparison

Operating revenues for the period increased $24.5 million, or 10.8%, which consisted of an increase in advertising revenue of $22.6 million or 13.5%, and an increase in circulation revenue of $1.8 million, or 3%.

Advertising full run of press (ROP) linage was up 10.7% for the period. Retail linage was up 4.3%, national linage was up 9.6% and classified linage was up 18.1%. The volume of preprinted inserts, which includes local and national advertising supplements inserted into the newspapers, increased 28.1%.

Advertising revenue at Phoenix increased 13.3% while full run linage was up 12.7%. At Indianapolis advertising revenue was up 15.1% while full run linage increased 7.9%. Both newspapers increased advertising rates during the first quarter of each year.

The increase in circulation revenue is primarily attributed to rate increases and gains in circulation. Circulation revenue increased 2.9% at Phoenix. The morning paper single copy price was raised by $.15, or 42.8%, to $.50 on January 4, 1993. Average circulation for the Phoenix morning newspaper was up 3.3%, evening circulation was down .8% and Sunday circulation increased 3.2%. Circulation revenue increased 3.2% at Indianapolis. The delivered price of the Sunday newspaper was increased by $.25, or 20%, to $1.50 on May 2, 1993.
Average circulation for the Indianapolis morning newspaper was down 1%, evening circulation was down 7.1% and Sunday circulation was down 1.9%.

Operating expenses of $211 million were up 6.4% for the period. Compensation expense, which includes fringe benefits, was up 7.4% for the period. The increase in compensation expense reflects higher payroll costs related to the zoned and total market advertising program in Indianapolis that began during August 1993 and payroll expense related to production volume increases in Phoenix. Changes to the retirement plans that were effective January 1, 1994 also increased compensation costs. These changes contributed to an increase of 10.9% in fringe benefit costs. Newsprint expense increased 3.6%, reflecting a 9.4% increase in consumption.

Depreciation expense of $13.3 million increased 3.2%. Work force reduction costs in the current period were $132,000 compared to $580,000 last year which were both related to staff reductions made in Indianapolis. Other operating, distribution and general expenses were up 7.8% reflecting costs associated with production and delivery of the zoned advertising products and advertising/ circulation promotional expenses. General expenses for 1994 include a decrease in property tax expense of $951,000 resulting from a property tax refund during the first quarter of 1994.

Operating income increased $11.9 million, or 39.8%.  Other income was up

$955,000, or 54.7%. Other expenses decreased $208,000, or 33.1%, and relates to the amortization of intangibles associated with the purchase of a group of newspapers in January 1993. Income before provision for income taxes was up $13.1 million, or 42.1%. The provision for income taxes was up $5.5 million, or 44.2%, which reflects higher income for the period and an increase to 35%, from 34%, in the statutory federal corporate income tax rate. The Company recorded a cumulative tax rate adjustment during the third quarter of 1993.

Minority interest in subsidiary increased due to higher earnings of the Company's 71.2% owned subsidiary. The loss from Equity in Affiliate, net of tax benefits, decreased $201,000 during the period.

Net income for the period was $22.2 million compared to $14.9 million last year, an increase of 48.7%. Earnings per share for the period were $.83 for 1994, an increase of 48.2%, from the $.56 per share in the prior year period.

Liquidity and Capital Resources

Net cash provided by operating activities of $42.7 million was used primarily for the purchase of property and equipment, investment in Affiliate, the payment of dividends and purchases of U.S. Government obligations. At the end of the period, the Company's cash and investments in U.S. Government obligations totaled $148.7 million, up $24.6 million from the beginning of the year.

Working capital at June 26, 1994 was $158.7 million, up $30.7 million from the beginning of the year.

Capital expenditures through June 26, 1994 were $8.8 million. Capital expenditures for the year are expected to approximate $40 million. During 1993 the Company announced the construction of a new downtown Phoenix office building. Total costs of the building and related expenditures are expected to be $32 million with completion anticipated in 1996. Phoenix Newspapers, Inc. will install a new computer system with an estimated maximum cost of $20 million with completion expected in mid-1997. Formal commitments totaling $12.7 million have been entered into related to these and other capital projects.
Expenditures on these commitments were $2.9 million at June 26, 1994. The Company plans to build a production facility in Indianapolis at an estimated cost of $17 million with completion in mid-1995. No significant formal commitments have been made on this project. On June 24, 1994, the Company announced an offer to purchase all of the 5,533 shares of Class A common stock of Indianapolis Newspapers, Inc. (INI) not already owned at a price of $10,000 per share. The Company currently does not anticipate borrowing any funds for these capital projects or INI share purchases.

The Company invested $1.8 million in Ponderay (Affiliate) during the current year and expects to contribute additional funds to help finance losses for several years. The debt quarantees related to Ponderay are discussed in Notes to Consolidated Financial Statements in the 1993 Annual Report.

Quarterly dividends of $.12 per share on Class A common stock and $.012 per share on Class B common stock were declared during the quarter. The Company expects cash generated from operations and cash reserves, in conjunction with credit resources, will be adequate to satisfy its liquidity needs.

Part II

CENTRAL NEWSPAPERS, INC.


Item 1.  Legal Proceedings--None

Item 2.  Changes in Securities--None

Item 3.  Default Upon Senior Securities--None

Item 4.  Submission of Matters to a Vote of Security Holders--
           At the Annual Meeting of Shareholders of the Company on April
           21, 1994 (the "Annual Meeting"), the shareholders elected the following directors by the vote specified opposite each director's name:
                                       Votes                            Broker
Director              Votes For        Withheld      Abstentions     Non-Votes

Kent E. Agness        33,100,262        2,798            ---            --
Malcolm W. Applegate  33,100,199        2,861            ---            --
William A. Franke     33,100,248        2,812            ---            --
Eugene S. Pulliam     33,100,262        2,798            ---            --
Dan Quayle            33,100,140        2,920            ---            --
James C. Quayle       33,100,191        2,869            ---            --
Frank E. Russell      33,100,233        2,827            ---            --
Louis A. Weil III     32,814,146      288,914            ---            --

At the Annual Meeting, the shareholder's also approved the selection of Geo. S. Olive & Co. to serve as the independent auditors for the Company by the following vote:

                      Votes                            Broker
     Vote For         Against        Abstentions       Non-Votes
     33,102,928         85               47               --

No other matters were submitted for a vote of the shareholders during the quarter.

Item 5.  Other Information--None

Item 6.  Exhibits and Reports on Form 8-K

           Exhibit 1 - Independent Accountant's Report

           No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



July 29, 1994                               CENTRAL NEWSPAPERS, INC.


                                            By:/s/ Frank E. Russell
                                               ----------------------
                                               Frank E. Russell
                                               President and
                                               Chief Executive Officer


                                            By:/s/ Wayne D. Wallace
                                               ----------------------
                                               Wayne D. Wallace
                                               Treasurer