Form 10-Q
period 1994-09-25
CENTRAL NEWSPAPERS INC
filed 1994-11-04
CIK 854094

                                United States

                    Securities and Exchange Commission
                          Washington, D.C.  20549



                                 FORM 10-Q


(Mark One)
       x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      ---      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period September 25, 1994

               TRANSITION REPORT PURSUANT TO SECTION 13 OR
      ---      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from          to
                                              --------    --------

                   Commission File Number:  1-10333



                       CENTRAL NEWSPAPERS, INC.
        (Exact name of registrant as specified in its charter)


           Indiana                               35-0220660
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification Number)


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

                         YES  x   NO
                             ---      ---

The number of shares of each class of common stock outstanding as of September 25, 1994:

     CLASS A COMMON STOCK          23,469,200
     CLASS B COMMON STOCK          31,578,000

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

                                  PART I.

Item 1. Financial Statements

                        CENTRAL NEWSPAPERS, INC.
               Consolidated Statement of Financial Position

============================================================================
                                                       Sept. 25,   Dec. 26,
ASSETS                                                      1994       1993
(In thousands)                                        (Unaudited)
- - ----------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                               $12,869    $22,143
 U. S. Government obligations                            110,663    102,010
 Accounts receivable (net of allowances of
   $916 and $1,142)                                       45,345     46,348
 Inventories                                               8,852     10,116
 Deferred income tax benefits                              6,522      6,651
 Other current assets                                      4,194      3,229
- - ----------------------------------------------------------------------------
      Total current assets                               188,445    190,497
- - ----------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
 Land                                                     12,525     11,656
 Buildings and improvements                               98,397     98,248
 Leasehold improvements                                    4,142      4,141
 Machinery and equipment                                 304,576    297,358
 Construction in progress                                  3,562        875
- - ----------------------------------------------------------------------------
                                                         423,202    412,278
      Less accumulated depreciation                      177,385    164,942
- - ----------------------------------------------------------------------------
                                                         245,817    247,336
- - ----------------------------------------------------------------------------

OTHER ASSETS:
 Land held for development                                 4,139      4,139
 Goodwill                                                 29,289      9,807
 Investment in Affiliate                                   2,668      3,855
 Other                                                     8,585      9,054
- - ----------------------------------------------------------------------------
                                                          44,681     26,855
- - ----------------------------------------------------------------------------
TOTAL ASSETS                                            $478,943   $464,688
============================================================================



See accompanying notes to consolidated financial statements.

                        CENTRAL NEWSPAPERS, INC.
               Consolidated Statement of Financial Position

============================================================================
                                                       Sept. 25,   Dec. 26,
LIABILITIES AND SHAREHOLDERS' EQUITY                        1994       1993
(In thousands, except share data)                     (Unaudited)
- - ----------------------------------------------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                        $10,340    $12,675
 Accrued compensation                                     16,267     15,166
 Dividends payable                                         3,728      4,547
 Accrued expenses and other liabilities                   13,514     15,434
 Federal and state income taxes                                0      2,406
 Deferred revenue                                         12,973     12,270
- - ----------------------------------------------------------------------------
      Total current liabilities                           56,822     62,498
- - ----------------------------------------------------------------------------
DEFERRED INCOME TAXES                                     22,664     17,214
- - ----------------------------------------------------------------------------
LONG-TERM DEBT (4 1/2% debentures due
   December 1, 1998)                                       2,678      2,678
- - ----------------------------------------------------------------------------
POSTRETIREMENT BENEFIT OBLIGATION                         75,618     72,937
- - ----------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY                            7,641     18,668
- - ----------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
 Preferred stock--issuable in series:
   Authorized--25,000,000 shares
   Issued--none
 Class A common stock--without par value:
   Authorized--75,000,000 shares
   Issued--23,469,200 and 23,431,450 shares               17,938     17,137
 Class B common stock--without par value:
   Authorized--50,000,000 shares
   Issued--31,578,000 shares                                  63         63
 Retained earnings                                       294,864    273,493
 Unrealized gain on securities available-for-sale            655
- - ----------------------------------------------------------------------------
                                                         313,520    290,693
- - ----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $478,943   $464,688
============================================================================

See accompanying notes to consolidated financial statements.

                                  CENTRAL NEWSPAPERS, INC.
                             Consolidated Statement of Income
                                        (UNAUDITED)

================================================================================
(In thousands, except per share data)    13 Weeks Ended        39 Weeks Ended
                                     Sept. 25,  Sept. 26,  Sept. 25,  Sept. 26,
                                          1994       1993       1994       1993
- - --------------------------------------------------------------------------------
OPERATING REVENUES:
 Advertising                           $94,947    $81,452   $285,168   $249,061
 Circulation                            29,285     28,197     90,822     87,942
 Other                                     618        589      1,650      1,496
- - --------------------------------------------------------------------------------
                                       124,850    110,238    377,640    338,499
- - --------------------------------------------------------------------------------

OPERATING EXPENSES:
 Operating costs                        53,823     48,325    160,671    146,097
 Distribution and general               47,616     42,790    138,326    129,902
 Depreciation                            6,639      6,354     19,959     19,258
 Work force reduction cost                                       132        580
- - --------------------------------------------------------------------------------
                                       108,078     97,469    319,088    295,837
- - --------------------------------------------------------------------------------

OPERATING INCOME                        16,772     12,769     58,552     42,662

OTHER INCOME (principally interest)      1,578        894      4,278      2,639

OTHER EXPENSE                             (275)       (83)      (695)      (711)
- - --------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES              18,075     13,580     62,135     44,590

PROVISION FOR INCOME TAXES               7,347      5,754     25,375     18,256
- - --------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST AND
 EQUITY IN AFFILIATE                    10,728      7,826     36,760     26,334

MINORITY INTEREST IN SUBSIDIARY           (668)      (758)    (2,575)    (2,201)

EQUITY IN AFFILIATE, NET OF TAX BENEFITS  (753)    (1,153)    (2,697)    (3,298)
- - --------------------------------------------------------------------------------

NET INCOME                              $9,307     $5,915    $31,488    $20,835
================================================================================

NET INCOME PER COMMON SHARE               $.35       $.22      $1.18       $.78
================================================================================

DIVIDENDS DECLARED PER COMMON SHARE       $.14       $.12       $.38       $.34

AVERAGE COMMON SHARES OUTSTANDING       26,625     26,579     26,618     26,566


See accompanying notes to consolidated financial statements.

                                    CENTRAL NEWSPAPERS, INC.
                        Consolidated Statement of Shareholders' Equity
                                           (UNAUDITED)

================================================================================
(In thousands)                                                       Unrealized
                                                                        Gain on
                                       Class A    Class B            Securities
                                        Common     Common   Retained Available-
                                         Stock      Stock   Earnings   for-Sale
- - --------------------------------------------------------------------------------
BALANCE AT DECEMBER 28, 1992           $16,340        $65   $253,592

 Net income (39 weeks)                                        20,835
 Dividends declared:
   Class A common stock                                       (7,945)
   Class B common stock                                       (1,091)
 Common stock conversion                     2         (2)
 Exercise of stock options                 722
- - --------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 26, 1993           17,064         63    265,391

 Net income (13 weeks)                                        11,293
 Dividends declared:
   Class A common stock                                       (2,812)
   Class B common stock                                         (379)
 Exercise of stock options                  73
- - --------------------------------------------------------------------------------
BALANCE AT DECEMBER 26, 1993            17,137         63    273,493

 Adoption of SFAS No. 115,
   net of deferred income
   taxes and minority interest                                            $649
 Net income (39 weeks)                                        31,488
 Dividends declared:
   Class A common stock                                       (8,917)
   Class B common stock                                       (1,200)
 Exercise of stock options                 801
 Change in unrealized gain on
   securities available-for-sale                                              6
- - -------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 25, 1994          $17,938        $63   $294,864       $655
================================================================================


See accompanying notes to consolidated financial statements.

                        CENTRAL NEWSPAPERS, INC.
                  Consolidated Statement of Cash Flows
                              (UNAUDITED)

============================================================================
(In thousands)                                             39 Weeks Ended
                                                       Sept. 25,  Sept. 26,
                                                            1994       1993
- - ----------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                              $31,488    $20,835
 Items which did not use (provide) cash:
   Depreciation and amortization                          20,356     19,299
   Postretirement and pension benefits                     4,751      4,331
   Gain on disposition of assets                            (159)      (176)
   Minority interest in earnings of subsidiary             2,575      2,201
   Equity in Affiliate                                     2,697      3,298
   Deferred income taxes                                   1,082      2,802
   Changes in assets and liabilities-net                     450        892
- - ----------------------------------------------------------------------------
      Net cash provided by operating activities           63,240     53,482
- - ----------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Purchase of property, plant and equipment-net           (13,748)   (14,006)
 Purchase of U. S. Government obligations               (194,678)  (136,662)
 Proceeds from U. S. Government obligations              186,728    109,064
 Purchase of minority interest in subsidiary             (36,205)
 Investment in Affiliate                                  (2,970)    (2,903)
 Purchase of intangibles and other                          (774)    (5,330)
- - ----------------------------------------------------------------------------
      Net cash used by investing activities              (61,647)   (49,837)
- - ----------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Cash dividends paid                                      (9,580)    (8,765)
 Dividends paid to minority interest                      (1,937)    (1,991)
 Proceeds from exercise of stock options                     650        621
- - ----------------------------------------------------------------------------
      Net cash used by financing activities              (10,867)   (10,135)
- - ----------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                     (9,274)    (6,490)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            22,143     17,221
- - ----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $12,869    $10,731
============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Income taxes paid during the period                     $24,905    $14,609
 Interest paid during the period                             161        175


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

4. During 1994 and 1993, the Company reduced its work force in response to the advertising environment and technological changes. Certain employees were offered retirement benefits through a non-qualified supplemental retirement plan. As of September 25, 1994, work force reduction costs were $132,000. As of September 26, 1993, work force reduction costs were $580,000.

5. The Company, through its subsidiaries, has a 13.5% partnership interest in Ponderay Newsprint Company (Ponderay), which was formed to own and operate a newsprint mill in Washington. The Company's investment in Ponderay at September 25, 1994 and September 26, 1993 was $31.3 million and $26.5 million.

The Company has committed to purchase for use in Phoenix the lesser of 13.5% of annual newsprint production or 28,400 metric tons on a "take if tendered" basis until the partnership debt is repaid. During the 39 weeks ended September 25, 1994 and September 26, 1993 the Company purchased $9.8 million and $10.3 million of newsprint from Ponderay. For the nine months ended September 30, 1994, Ponderay's net revenue and net losses were $72.3 million and $30.8 million, respectively; compared to $69.4 million and $34.5 million during the first nine months of 1993.

6. The Company's Stock Option Plan has 323,750 options exercisable as of September 25, 1994. During the fiscal nine months ended September 25, 1994, options for 37,750 shares of Class A common stock were exercised.

7. On January 21, 1993 the Company completed the purchase of two daily newspapers, one weekly newspaper and twelve controlled circulation weekly newspapers that serve the fastest growing area of metropolitan Indianapolis. The operating results of this acquisition are included in the financial statements as of January 1, 1993.

8. During 1993 the Company announced the construction of a new downtown Phoenix office building. Total costs of the building and related expenditures are expected to be $32 million with completion anticipated in 1996. Phoenix Newspapers, Inc. will install a new computer system with an estimated maximum cost of $20 million. The anticipated completion date is mid-1997. Formal commitments totaling $28.7 million have been entered into related to these and other capital projects. Expenditures on these commitments were $3.5 million at September 25, 1994.

The Board of Directors also has approved the construction of a production facility in Indianapolis at an estimated cost of $20 million with completion expected during the third quarter of 1995. During October 1994, expenditures of $2.1 million were made on this project. No other significant formal commitments have been made on this project.

9. Effective December 27, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). SFAS No. 115 requires that available-for-sale debt securities and equity securities be reported at fair value. As of the beginning of the current year and September 25, 1994, all investments in equity and U.S. Government obligations have been classified as available-for-sale securities and, accordingly, the net unrealized gain has been reflected as a change in shareholders' equity net of deferred income taxes and minority interest.

Debt and equity securities at September 25, 1994 (in thousands):

                                                Gross
                               Carrying      Unrealized      Fair
                                Value        Gain (Loss)     Value

Available-for-sale securities:

  Equity securities                $131        $1,801       $1,932
  U.S. Government obligations
  due within one year          $110,862         ($199)    $110,663

10. On June 24, 1994, the Company announced an offer to purchase all of the Class A common stock (shares) of Indianapolis Newspapers, Inc. not already owned for $10,000 in cash per share. The Company purchased 3,591 shares on September 12, 1994 which increased the Company's ownership from 71.2% to 89.9%. INI is now considered a part of the Company's "consolidated group" for federal tax purposes.

The total acquisition cost of $36.2 million, including legal, accounting and consulting fees was accounted for using the purchase method of accounting. The fair value of assets acquired was $22.9 million, including $19.7 million of goodwill. The transaction resulted in a reduction of the minority interest of $13.4 million. The share purchases are not expected to significantly affect reported net earnings for the 1994 fiscal year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

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

On September 12, 1994, the Company completed the purchase of 3,591 shares of the Class A common stock of Indianapolis Newspapers, Inc. (INI) for $10,000 cash per share. The transaction increased the Company's ownership in INI to 89.9% from 71.2%. The increase in ownership will permit INI to be included in the consolidated group for income tax reporting. The Company does not anticipate the acquisition of shares will have a significant impact on reported earnings per share for the current fiscal year.

Phoenix Newspapers, Inc. has announced a voluntary early-out program for full-time nonunion employees age 50 and over with at least five years of service. The program is being made available due to ongoing projects that will result in the consolidation of selected job functions. It is anticipated a fourth quarter charge will be recorded in conjunction with this program. The cost of these staff reductions will depend on the number of employees who accept the offer by the December 8, 1994 closing date.


Results of Operations - Fiscal Third Quarter Comparisons

Operating revenues for the quarter increased $14.6 million, or 13.3%, which consisted of an increase in advertising revenue of $13.5 million, or 16.6%, and an increase in circulation revenue of $1.1 million, or 3.9%.

Advertising full run-of-press (ROP) linage was up 14.5% for the quarter. Retail linage was up 11.8%, national linage was up 14.8% and classified linage increased 17.1%. The increase in ROP linage reflects improved economic conditions in our markets. The volume of preprinted inserts, which includes local and national advertising supplements inserted into the newspapers, increased 9.9%.

Advertising revenue at Phoenix increased 15.5% while full run linage was up 14.1%. At Indianapolis advertising revenue was up 19.9% while full run linage was up 15.1%. Both newspapers increased advertising rates during the first quarter of 1994.

Circulation revenue increased 5.9% at Phoenix. Circulation of the Phoenix morning newspaper was up 4.4%, evening down 7.7% and Sunday circulation increased 2.7%. The morning single copy price was increased during January 1993 by 42.8% to $.50. Circulation revenue decreased .3% at Indianapolis. Circulation of the Indianapolis morning newspaper was flat, evening down 6.3% and Sunday circulation was down 1.2%. The Sunday delivered price was increased during May 1993 by 20% to $1.50. Generally a rate increase will cause a temporary decline in circulation, however, the evening newspapers have experienced an ongoing decline in their circulation.

Operating expenses of $108.1 million were up 10.9% for the period. Compensation expense, which includes fringe benefits, was up 8.2% for the period. The increase in compensation expense reflects higher payroll costs related to the zoned and total market advertising program in Indianapolis that began during August 1993 and payroll expense related to production volume increases in Phoenix. Changes to the retirement plans that were effective January 1, 1994 also increased compensation costs. These changes contributed to an increase of 14% in fringe benefits costs. Newsprint expense increased 14.9%, reflecting a 9.7% increase in consumption and higher newsprint prices.

It is anticipated suppliers will increase newsprint prices during the latter part of the year. Depreciation expense of $6.6 million increased 4.5%. The Company did not incur any work force reduction costs during the current quarter. Other operating, distribution and general expenses were up 15.4% reflecting costs associated with production and delivery of the zoned advertising products and increased promotional expenses.

Operating income increased $4 million, or 31.4%. Other income was up $684,000, or 76.5%, due to higher earnings on cash investments. Income before provision for income taxes was up $4.5 million, or 33.1%. The provision for income taxes was up $1.6 million, or 27.7%, which reflects higher income for the period and a 1% increase in the federal income tax rate that became effective during 1993. The Company recorded a cumulative tax rate adjustment during the third quarter of 1993.

Minority interest in subsidiary decreased primarily from the increase in the Company's ownership of Indianapolis Newspapers, Inc. to 89.9% on September 12, 1994. The loss from Equity in Affiliate (Ponderay Newsprint Company), net of tax benefits, decreased $400,000 in the current quarter and reflects a smaller loss by Ponderay.

Net income for the quarter increased $3.4 million, or 57.3%, compared to the same period the prior year. Earnings per share for the quarter were $.35 for 1994, an increase of 59.1%, from the $.22 per share the prior year quarter.


Results of Operations - Fiscal Nine Months Comparison

Operating revenues for the period increased $39.1 million, or 11.6%, which consisted of an increase in advertising revenue of $36.1 million or 14.5%, and an increase in circulation revenue of $2.9 million, or 3.3%.

Advertising full run-of-press (ROP) linage was up 12% for the period. Retail linage was up 6.7%, national linage was up 11.1% and classified linage was up 17.8%. The volume of preprinted inserts, which includes local and national advertising supplements inserted into the newspapers, increased 21.4%.

Advertising revenue at Phoenix increased 14% while full run linage was up 13.2%. At Indianapolis advertising revenue was up 16.7% while full run linage increased 10.2%. Both newspapers increased advertising rates during the first quarter of each year.

The increase in circulation revenue is primarily attributed to rate increases and gains in circulation. Circulation revenue increased 3.8% at Phoenix. The morning paper single copy price was raised by $.15, or 42.8%, to $.50 on January 4, 1993. Average circulation for the Phoenix morning newspaper was up 3.6%, evening circulation was down 3% and Sunday circulation increased 3%. Circulation revenue increased 2% at Indianapolis. The delivered price of the Sunday newspaper was increased by $.25, or 20%, to $1.50 on May 2, 1993. Average circulation for the Indianapolis morning newspaper was down .6%, evening circulation was down 6.9% and Sunday circulation was down 1.7%.

Operating expenses of $319.1 million were up 7.9% for the period. Compensation expense, which includes fringe benefits, was up 7.7% for the period. The increase in compensation expense reflects higher payroll costs related to the zoned and total market advertising program in Indianapolis that began during August 1993 and payroll expense related to production volume increases in Phoenix. Changes to the retirement plans that were effective January 1, 1994 also increased compensation costs. These changes contributed to an increase of 11.9% in fringe benefit costs. Newsprint expense increased 7.1%, reflecting a

9.5% increase in consumption. Depreciation expense of $20 million increased 3.6%. Work force reduction costs in the current period were $132,000 compared to $580,000 last year which were both related to staff reductions made in Indianapolis. Other operating, distribution and general expenses were up 10.3% reflecting costs associated with production and delivery of the zoned advertising products and advertising/circulation promotional expenses. General expenses for 1994 include a decrease in property tax expense of $951,000 resulting from a property tax refund during the first quarter of 1994.

Operating income increased $15.9 million, or 37.3%.  Other income was up
$1.6 million, or 62.1%. Income before provision for income taxes was up $17.5 million, or 39.4%. The provision for income taxes was up $7.1 million, or 39%, which reflects higher income for the period and an increase to 35%, from 34%, in the statutory federal corporate income tax rate. The Company recorded a cumulative tax rate adjustment during the third quarter of 1993.

Minority interest in subsidiary increased due to higher earnings of Indianapolis Newspapers, Inc. (INI), a majority owned subsidiary. On September 12, 1994, the Company increased its ownership in INI to 89.9% from 71.2%.

Net income for the period was $31.5 million compared to $20.8 million last year, an increase of 51.1%. Earnings per share for the period were $1.18 for 1994, an increase of 51.3%, from the $.78 per share in the prior year period.


Liquidity and Capital Resources

Net cash provided by operating activities of $63.2 million was used primarily for the purchase of property and equipment, acquisition of minority interest, investment in Affiliate, the payment of dividends and purchases of U.S. Government obligations. At the end of the period, the Company's cash and investments in U.S. Government obligations totaled $123.5 million, down $600,000 from the beginning of the year. Working capital at September 25, 1994 was $131.6 million, up $3.6 million from the beginning of the year.

Capital expenditures through September 25, 1994 were $13.7 million. Capital expenditures for the year are expected to approximate $25 million. During 1993 the Company announced the construction of a new downtown Phoenix office building. Total costs of the building and related expenditures are expected to be $32 million with completion anticipated in 1996. Phoenix Newspapers, Inc. will install a new computer system with an estimated maximum cost of $20 million with completion expected in mid-1997. Formal commitments totaling $28.7 million have been entered into related to these and other capital projects. Expenditures on these commitments were $3.5 million at September 25, 1994. The Company plans to build a production facility in Indianapolis at an estimated cost of $20 million with completion during the third quarter of 1995. No significant formal commitments have been made on this project. The Company currently does not anticipate borrowing any funds for these capital projects.

The Company invested $3 million in Ponderay (Affiliate) during the current year and expects to contribute additional funds to help finance losses for several years. The debt guarantees related to Ponderay are discussed in Notes to Consolidated Financial Statements in the 1993 Annual Report.

Quarterly dividends of $.14 per share on Class A common stock and $.014 per share on Class B common stock were declared during the quarter which reflects an increase of 16.7% in the quarterly dividend rates. The Company expects cash generated from operations and cash reserves, in conjunction with credit resources, will be adequate to satisfy its liquidity needs.

                                  Part II



                          CENTRAL NEWSPAPERS, INC.


Item 1.  Legal Proceedings--None

Item 2.  Changes in Securities--None

Item 3.  Default Upon Senior Securities--None

Item 4.  Submission of Matters to a Vote of Security Holders--None

Item 5.  Other Information--None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27 -- Financial Data Schedule

         Exhibit 99 - Independent Accountant's Report

         No reports on Form 8-K were filed during the quarter.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      October 28, 1994                  CENTRAL NEWSPAPERS, INC.



                                   By:  /s/ Frank E. Russell
                                      --------------------------
                                        Frank E. Russell
                                        President and
                                        Chief Executive Officer



                                   By:  /s/ Wayne D. Wallace
                                      --------------------------
                                        Wayne D. Wallace
                                        Treasurer