Form 10-K
CENTRAL NEWSPAPERS INC
filed 1995-03-24
CIK 854094

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 25, 1994
                         Commission File Number 1-10333

                            CENTRAL NEWSPAPERS, INC.
             (Exact name of registrant as specified in its charter)

              Indiana                                 35-0220660
   (State or other jurisdiction        (I.R.S. Employer Identification Number)
  of incorporation or organization)

  135 North Pennsylvania Street, Suite 1200, Indianapolis, Indiana 46204
           (Address of principal executive offices and zip code)

    Registrant's telephone number, including area code:  (317) 231-9200

        Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each
           Title of each class                exchange on which registered
           -------------------                ----------------------------
Class A Common Stock, without par value          New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates on February 28, 1995, based on the closing price for the Company's Class A Common Stock on the New York Stock Exchange on such date and assuming the conversion of all outstanding shares of Class B Common Stock into shares of Class A Common Stock at a ratio of one-tenth (.1) of a share of Class A Common Stock for each share of Class B Common Stock: approximately $296,121,000. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included as shares owned by affiliates shares of Class A Common Stock and Class B Common Stock beneficially owned by officers and directors of the registrant and by holders of 10% or more of either class. Such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding at February 28, 1995:

                   Class A Common Stock -- 23,483,350 shares
                   Class B Common Stock -- 31,553,000 shares

Documents incorporated by reference:

Portions of the Company's 1994 Annual Report to Shareholders (incorporated in
Part II to the extent provided in items 5, 6, 7 and 8 hereof) and the definitive Proxy Statement for the Company's 1995 Annual Meeting of Share-holders (to be held April 18, 1995) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in items 10, 11, 12 and 13 hereof).

          Exhibit Index on Page 11                       Page 1 of 17 Pages

                          FORM 10-K TABLE OF CONTENTS


                                                                       Page
Part I

     Item 1      - Business                                              3

     Item 2      - Properties                                            9

     Item 3      - Legal Proceedings                                    10

     Item 4      - Submission of Matters to a Vote of
                   Security Holders                                     10

Part II

     Item 5      - Market for Registrant's Common
                   Equity and Related Stockholder
                   Matters                                              10

     Item 6      - Selected Financial Data                              10

     Item 7      - Management's Discussion and
                   Analysis of Results of Operations
                   and Financial Condition                              10

     Item 8      - Financial Statements and
                   Supplementary Data                                   11

     Item 9      - Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                                 11

Part III

     Item 10     - Directors and Executive Officers of
                   the Registrant                                       11

     Item 11     - Executive Compensation                               11

     Item 12     - Security Ownership of Certain
                   Beneficial Owners and
                   Management                                           11

     Item 13     - Certain Relationships and Related
                   Transactions                                         11

Part IV

     Item 14     - Exhibits, Financial Statement
                   Schedules and Reports on
                   Form 8-K                                             11

Signatures                                                              15

                                   PART I

Item 1.  Business.

Central Newspapers, Inc. (the "Company") is engaged, through its subsidiaries, in newspaper publishing primarily in the metropolitan areas of Phoenix, Arizona and Indianapolis, Indiana. The Company is an Indiana corporation organized in 1934. Through its wholly-owned subsidiary, Phoenix Newspapers, Inc., the Company publishes The Arizona Republic (mornings and Sunday), The Phoenix Gazette (evenings) and the Arizona Business Gazette (weekly). Through its 89.9%-owned subsidiary, Indianapolis Newspapers, Inc., the Company publishes The Indianapolis Star (mornings and Sunday) and The Indianapolis News (evenings). The Company also publishes several daily and weekly newspapers serving smaller communities in Indiana. The Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that owns and operates a newsprint mill in the State of Washington.

The Company has published its newspapers in its two primary markets for more than forty-five years. The Company has managed its newspapers with the objective of long-term growth and believes that this philosophy has contributed to the stability of the Company's operations. The Company's ability to establish and maintain its daily newspapers as the only major newspapers in their respective markets has promoted its growth and is of primary importance in attracting and maintaining advertising, the principal source of revenue for the Company. Each of the Company's newspapers has substantial autonomy over editorial policy.


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


Circulation

As of December 25, 1994, approximately 83% of the daily and 68% of the Sunday circulation of The Arizona Republic and 88% of the daily circulation of The Phoenix Gazette were home delivered. Single copy sales account for approximately 31% of Sunday newspaper sales and approximately 16% of combined daily newspaper sales.

The Arizona Business Gazette contains business news and legal notices relating to the Phoenix metropolitan area. The average paid circulation of the Arizona Business Gazette was 8,379, 9,599 and 10,340 for 1992, 1993 and 1994.

The circulation levels of The Arizona Republic and The Phoenix Gazette are seasonal due to the large number of part-year residents of the Phoenix area. Historically, circulation for The Arizona Republic and The Phoenix Gazette achieves its highest levels in February and decreases during the late spring and summer months. During 1994, the seasonal variation in combined daily circulation and Sunday circulation was approximately 94,000 each. The fol-lowing table shows the average paid circulation for The Arizona Republic and The Phoenix Gazette for the last three fiscal years. The figures for 1992 and 1993 are based upon annual reports issued by the Audit Bureau of Circulations ("ABC"), an independent agency which audits the circulation of daily and Sunday newspapers and include circulation outside the Phoenix metropolitan statistical area ("MSA"). The figures for 1994 are based upon the records of the Company because, as of the date of this report, the ABC annual report for 1994 has not been released. Net circulation revenue for the last three fiscal years is based upon the records of the Company.

                                               52 Weeks   52 Weeks   52 Weeks
                                                Dec. 27    Dec. 26    Dec. 25
Fiscal Years Ended                                 1992       1993       1994

The Arizona Republic (Sunday)                   560,850    573,497    591,086
The Arizona Republic (Daily)                    360,148    365,544    379,895
The Phoenix Gazette (Daily)                      86,126     81,118     77,951

Net Circulation Revenue
  (in thousands)                                $70,621    $74,368    $77,537

Effective June 1994, the home delivery pricing structure for seven day subscriptions is based on length of subscription. The home-delivered price for The Arizona Republic (seven days) in the Phoenix MSA ranges from $2.90 per week for a fifty-two week subscription to $3.15 per week for an eight week subscription and a four week bank withdrawal option of $3.00 per week. The home-delivered price for The Phoenix Gazette (seven days) in the Phoenix MSA, which includes six evenings and one Sunday paper, ranges from $2.65 per week for a fifty-two week subscription to $2.90 per week for an eight week sub-scription and a four week bank withdrawal option of $2.75 per week. The home-delivered price for The Arizona Republic (six days) is $1.80 per week for all subscription terms. The home-delivered price for The Phoenix Gazette (six days) is $1.50 per week for all subscription terms. A weekend package comprising the Sunday paper and the Friday and Saturday edition of either the morning or evening paper is offered at $2.15 per week, which includes a $.15 increase during June 1994. During January 1993, the single copy price of the morning paper increased by $.15 to $.50. The single copy price of the after-noon paper is $.35. The single copy price of the Sunday paper is $1.50, including a $.25 increase in January 1991.


Advertising

The newspapers generate revenue from two primary types of advertisements, "run of paper," which are printed in the body of the newspaper, and "preprinted," which are furnished by the advertiser and inserted into the newspaper. PNI derives the majority of its advertising revenue from run of paper advertisements. However, like other major newspapers, The Arizona Republic and The Phoenix Gazette have experienced an increase in the use by advertisers of preprinted advertisements in recent years. Because preprinted advertisements are furnished by the advertisers and can be distributed by alternate means, revenues and profits from preprinted advertisements are generally lower than would be derived if an advertiser had chosen to use run of paper advertise-ments. To encourage use of run of paper advertisements, PNI structures its advertising rates to provide more favorable rates to high volume and frequent run of paper advertisers.

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

The combined run of paper advertising linage for The Arizona Republic, The Phoenix Gazette and the Arizona Business Gazette for the past three fiscal years and the combined advertising revenues of the newspapers for such periods are set forth in the following table:

                                               52 Weeks    52 Weeks   52 Weeks
                                                Dec. 27     Dec. 26    Dec. 25
Fiscal Years Ended                                 1992        1993       1994

Advertising Linage--Run of Paper
  (in thousands of six-
  column inches):
Full run                                          3,371       3,562      4,014
Part run                                          2,024       2,239      2,350
Weekly                                              324         278        269

Net Advertising Revenue
  (in thousands)                                $203,267   $218,092   $248,528


Distribution

PNI distributes The Arizona Republic and The Phoenix Gazette primarily by home delivery through a network of independent contractors that deliver newspapers pursuant to agreements with PNI. PNI has implemented a centralized billing system which removes the responsibility for billing and collection from the independent contractors. Newspapers are distributed to the independent contractor network by an outside company which has been under contract with PNI for over forty years.


Production

The Arizona Republic and The Phoenix Gazette have separate editorial/news staffs but share the same production facilities and equipment. The editing and composing functions are performed primarily at PNI's facility in downtown Phoenix. To increase efficiency and reduce work force requirements, the editing and composing functions have been computerized. Electronic pagination allows entire pages of the newspaper to be formatted at a computer terminal. Composed pages are electronically transmitted from PNI's downtown facility to its two satellite production facilities.

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


INDIANAPOLIS NEWSPAPERS, INC.

Indianapolis Newspapers, Inc. ("INI") was formed by the Company in 1948. The Company owns all of the issued and outstanding Class B Common Stock of INI. On September 12, 1994, the Company purchased 3,591 shares of Class A Common Stock of INI which increased the Company ownership of Class A Common Stock to 66.4% from 4.1%. The Company now owns 89.9% of the voting power and equity and has the right to elect INI's Board of Directors. Prior to this purchase, the Company owned 71.2% of the voting power and equity of INI. The remaining 10.1% of the voting power and equity of INI is held either directly or through trusts by members of the family which previously owned The Indianapolis News. The primary newspapers published by INI are The Indianapolis Star (mornings and Sunday) and The Indianapolis News (evenings).


Circulation

As of December 25, 1994, approximately 80% of the daily and 81% of the Sunday circulation of The Indianapolis Star and 81% of the daily circulation of The Indianapolis News were home delivered. Single copy sales account for approximately 18% of Sunday newspaper sales and 17% of combined daily newspaper sales.

The following table shows the average paid circulation for The Indianapolis Star and The Indianapolis News for the last three fiscal years. The figures for 1992 and 1993 are based upon annual reports issued by ABC and include circulation outside the Indianapolis MSA. The figures for 1994 are based upon records of the Company because, as of the date of this report, the ABC annual report for 1994 has not been released. Net circulation revenue for the last three fiscal years is based upon the records of the Company.

                                               52 Weeks    52 Weeks   52 Weeks
                                                Dec. 27     Dec. 26    Dec. 25
Fiscal Years Ended                                 1992        1993       1994


The Indianapolis Star (Sunday)                  413,630     411,260    404,468
The Indianapolis Star (Daily)                   229,842     231,150    229,811
The Indianapolis News (Daily)                    96,540      93,256     87,435

Net Circulation Revenue
  (in thousands)                                $36,979     $38,523    $38,886


The home-delivered price for The Indianapolis Star (seven days) in the Indianapolis MSA is $3.00 per week which includes a $.25 price increase during May 1993. The home delivered price for The Indianapolis News (six days) is $1.50 per week. The single copy price is $.35 for each daily paper. The home-delivered price of the Sunday newspaper is $1.50, which includes a $.25 price increase during May 1993. The single copy price of the Sunday newspaper is $1.50 which includes a $.25 price increase during September 1991.


Advertising

Newspapers generate revenue from two primary types of advertisements, "run of paper," which are printed in the body of the newspaper, and "preprinted," which are furnished by the advertiser and inserted into the newspaper. INI derives the majority of its advertising revenue from run of paper advertisements.

Like the Company's Phoenix newspapers, The Indianapolis Star and The Indianapolis News have experienced an increase in the use by advertisers of preprinted advertisements in recent years. To encourage use of run of paper advertisements, INI structures its advertising rates to provide more favorable rates to high volume and frequent run of paper advertisers. The combined run of paper advertising linage for The Indianapolis Star and The Indianapolis News for the past three fiscal years and the combined advertising revenue of the newspapers for such periods are set forth in the following table:

                                                52 Weeks    52 Weeks   52 Weeks
                                                 Dec. 27     Dec. 26    Dec. 25
Fiscal Years Ended                                  1992        1993       1994


Advertising Linage--Run of Paper
  (in thousands of six-
  column inches):
Full run                                           2,425       2,458      2,716
Part run                                              22          62        125

Net Advertising Revenue
  (in thousands)                                $106,056    $114,004   $131,288


Distribution

INI distributes The Indianapolis Star and The Indianapolis News primarily by home delivery through a network of approximately 3,200 carriers. Generally, a carrier is an independent contractor who purchases newspapers from INI and resells them to his or her customers.


Production

The Indianapolis Star and The Indianapolis News have separate editorial/news staffs but share the same production and distribution facilities. All editorial, production and distribution functions are handled from INI's facility in downtown Indianapolis. INI's production facility is equipped with six offset presses, after the conversion of four letterpress presses and the installation of two new offset presses during the period 1988 through 1992 at a cost of $57.7 million.

During 1994, INI began construction of a satellite production facility to process the preprinted sections of the newspapers. The facility is estimated to cost $20 million and be completed by the end of 1995.


SMALLER NEWSPAPERS

The Company also publishes several smaller newspapers. Through Muncie Newspapers, Inc., which is 88% owned by INI and 12% owned by the Company, the Company publishes The Muncie Star (mornings and Sunday) and The Muncie Evening Press (evenings). These two daily newspapers serve the Muncie, Indiana area, which has a population of approximately 119,000. As of December 25, 1994, the average paid circulation of The Muncie Star was 29,470 daily, and 36,339 Sunday and the average paid circulation of The Muncie Evening Press was 12,733 daily.

The Company publishes the Vincennes Sun-Commercial, a daily newspaper which serves the city of Vincennes, Indiana, with a population of approximately 19,800. As of December 25, 1994, the average paid circulation of the Vincennes Sun-Commercial was 13,748 daily (five days) and 15,758 Sunday.

During January 1993, the Company formed Topics Newspapers, Inc. as a wholly-owned subsidiary to purchase the net assets of two daily newspapers, one weekly newspaper and twelve controlled circulation newspapers that serve the fastest growing area of metropolitan Indianapolis. As of December 25, 1994, the average paid circulation of The Daily Ledger was 9,850 (six days) and the combined weekly circulation was 90,159.

The revenues received by the Company from these smaller publications represented approximately 4% of the total revenues of the Company in each of its last three fiscal years.

RAW MATERIALS - PONDERAY NEWSPRINT COMPANY

The Company consumed approximately 161,000 metric tons of newsprint in fiscal year 1994 and estimates that consumption will increase slightly in fiscal year 1995. The Company currently obtains its newsprint from a number of suppliers, both foreign and domestic, under long-term contracts, standard in the industry, which offer dependable sources of newsprint at current market rates.

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


EMPLOYEES - LABOR

As of January 31, 1995, the Company had approximately 5,030 employees (including 1,350 part-time employees), 42% of whom were covered by collective bargaining agreements. The Company has never had a significant strike or work stoppage at its operations and considers its labor relationships with its employees to be good.


EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 28, 1995, the executive officers of the Company and their ages are as follows:

Name                      Age  Positions

Malcolm W. Applegate      59   Director; President and
                               General Manager of INI

Eugene S. Pulliam         80   Director and Executive
                               Vice President; President
                               of PNI; Publisher of
                               The Indianapolis Star and
                               The Indianapolis News

Frank E. Russell          74   Director; President and
                               Chief Executive Officer

Louis A. Weil, III        53   Director; Executive Vice
                               President of PNI;
                               Publisher and Chief
                               Executive Officer of
                               The Arizona Republic and
                               The Phoenix Gazette

Wayne D. Wallace          48   Treasurer

Malcolm W. Applegate has been President since May 1993 and General Manager since July 1990 of Indianapolis Newspapers, Inc. From 1985 until assuming his current position with Indianapolis Newspapers, Inc., Mr. Applegate was publisher of the Lansing (Michigan) State Journal. He has been a director of the Company since 1991.

Eugene S. Pulliam has been the Publisher of The Indianapolis Star and The Indianapolis News since 1975 and President of Phoenix Newspapers, Inc. since 1979. He has been a director of the Company since 1954. Mr. Pulliam is a brother-in-law of James C. Quayle and the uncle of Dan Quayle, both of whom are directors of the Company.

Frank E. Russell has been President of the Company since 1979. He has been a director of the Company since 1974.

Louis A. Weil, III has been Publisher and Chief Executive Officer of The Arizona Republic and The Phoenix Gazette and Executive Vice President of Phoenix Newspapers, Inc. since July 1991. Mr. Weil served as Publisher of Time from May 1989 to July 1991 and President and Publisher of The Detroit News from May 1987 to May 1989. Mr. Weil serves as a member of the Board of Directors of Global Government Plus Fund, Inc. as well as ten investment companies within the Prudential family of mutual funds. He has been a director of the Company since 1991.

Wayne D. Wallace has been Treasurer of the Company since October of 1989. Previously, he had been Assistant Treasurer of the Company since 1983.

Each executive officer will serve as such until his successor is chosen and qualified. No family relationships exist among the Company's executive officers.


Item 2.  Properties.

The corporate headquarters of the Company are located at 135 North Pennsylvania Street, Indianapolis, Indiana. The general character, location and approximate size of the principal physical properties owned by the Company at the end of fiscal year 1994 are set forth below. In addition to those listed, the Company owns employee recreational facilities and other real estate aggregating approximately 130 acres.

                                            Approximate Area
                                             in Square Feet
Printing plants, business and editorial
  offices and warehouse space
                                         Owned           Leased

 Phoenix, Arizona                       765,613          44,880
 Mesa, Arizona                          151,451             ---
 Indianapolis, Indiana                  474,152         168,890
 Muncie, Indiana                         67,658             ---
 Vincennes, Indiana                      19,350             ---
 Noblesville, Indiana                     7,500           5,412
 Carmel, Indiana                         13,460             ---

The Company believes that its current and planned facilities are adequate to meet the present needs of its newspapers.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the quarter ended December 25, 1994 through the solicitation of proxies and otherwise.


                                  PART II

Item 5.  Markets for Registrant's Common Equity and Related Stockholder Matters.

The information set forth under the caption "Shareholder Information" on page 31 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.


Item 6.  Selected Financial Data.

The information set forth under the caption "Ten-Year Financial Highlights" on page 28 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" beginning on page 11 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

The Company's Consolidated Financial Statements and Notes thereto, together with the report thereon of Geo. S. Olive & Co. LLC dated February 24, 1995, appearing on pages 14 through 27 of the Company's 1994 Annual Report to Share-holders, and the information contained under the heading "Quarterly Financial Information (unaudited)" on page 30 of such Annual Report to Shareholders are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

Incorporated herein by reference is the information set forth under the captions "Election of Directors," on page 4 and "Committees of the Board of Directors and Compensation of Directors" on page 5 and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 16 of the Company's definitive Proxy Statement to be used in connection with the 1995 Annual Meeting of Shareholders. See Part I, Item 1 of this report for information regarding the executive officers of the Company.


Item 11.  Executive Compensation.

Incorporated herein by reference is the information set forth under the captions "Compensation of Executive Officers" on page 6 of the Company's definitive Proxy Statement to be used in connection with the 1995 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference is the information set forth under the captions "Voting Securities And Principal Holders Thereof" on page 1 and "Security Ownership of Management" on page 3 of the Company's definitive Proxy Statement to be used in connection with the 1995 Annual Meeting of Share-holders.


Item 13.  Certain Relationships and Related Transactions.

Incorporated herein by reference is the information set forth under the captions "Transactions With Certain Related Persons" on page 16 and "Compen-sation Committee Interlocks and Insider Participation" on page 13 of the Company's definitive Proxy Statement to be used in connection with the 1995 Annual Meeting of Shareholders.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) List of Documents Included in this Report.

    1. Financial Statements.

    The following financial statements are incorporated into this report by reference to the Company's 1994 Annual Report to Shareholders:

      (i)  Independent Auditor's Report

     (ii) Consolidated Statement of Income for each of the three fiscal years in the period ended December 25, 1994

    (iii) Consolidated Statement of Financial Position at December 25, 1994 and December 26, 1993

     (iv) Consolidated Statement of Shareholders' Equity for each of the three fiscal years in the period ended December 25, 1994

      (v) Consolidated Statement of Cash Flows for each of the three fiscal years in the period ended December 25, 1994

     (vi)  Notes to Consolidated Financial Statements

      2.  Supplementary Data and Financial Statement Schedules.

      (i) Incorporated herein by reference is the information set forth under the caption "Quarterly Financial Information (Unaudited)" appearing on page 30 of the Company's 1994 Annual Report to Shareholders

     (ii) The following financial statement schedule and report with respect thereto are filed as a part of this Report:

                                                         Page in
                                                       this filing

      Independent Auditor's Report                           16

      Schedule II    Valuation Accounts                      17

 Schedules other than those referred to above have been omitted because they are not required or because the information is included elsewhere in the Consolidated Financial Statements of the Company.

     3. Exhibits Required by Securities and Exchange Commission Regulation
        S-K.

      (i) The following exhibits are filed as a part of this report:

          Exhibit
          Number Description of Document

          *10.13 Central Newspapers, Inc. Unfunded Supplemental Retirement
                 Plan

          *10.14 Central Newspapers, Inc. Non-Qualified Savings Plan, as amended

          *10.15 Central Newspapers, Inc. Director's and Officer's Charitable
                 Award Program

           13 Portions of the 1994 Annual Report to Shareholders of Central Newspapers, Inc. incorporated by reference into the 1994 Annual Report on Form 10-K

           23    Consent of Geo. S. Olive & Co. LLC

           27    Financial Data Schedule

* Represents a contract, plan or arrangement providing for executive officer or director benefits.

     (ii) The following exhibits are incorporated herein by reference to documents previously filed with the Securities and Exchange Commission as indicated.

          Exhibit
          Number     Description of Document

            3.1 Amended and Restated Articles of Incorporation of Central Newspapers, Inc. (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

            3.2 Amended and Restated Code of By-Laws of Central Newspapers, Inc. (Filed with Form 10-K for year ended December 29, 1991)

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

          *10.4 The Phoenix Newspapers, Inc. Non-Qualified Supplemental Retirement Plan (Filed with Form 10-K for year ended December 30, 1990)

           10.5 Ponderay Newsprint Company Partnership Agreement between Lake Superior Forest Products, Inc. and Central Newsprint Company, Inc. dated as of September 12, 1985 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

           10.6 Amendment to Ponderay Newsprint Company Partnership Agreement between Lake Superior Forest Products Inc., Central Newsprint Company, Inc., Bradley Paper Company, Copley Northwest, Inc., Puller Paper Company, Newsprint Ventures, Inc., Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper Company, dated as of June 30, 1987 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

           10.7 Guarantee by Central Newspapers, Inc. dated as November 18, 1987 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

* Represents a contract, plan or arrangement providing for executive officer or director benefits.

          *10.8 Termination Benefits Agreement dated as of August 1, 1991 between Phoenix Newspapers, Inc. and Louis A. Weil, III (Filed with Form 10-K for year ended December 27, 1992)

          *10.9 Phoenix Newspapers, Inc. Management by Objectives Program (Filed with Form 10-K for year ended December 27, 1992)

          *10.10 Form of Split-Dollar Life Insurance Agreement for Executive Officers between the Registrant and Malcolm W. Applegate, Wayne D. Wallace and Louis A. Weil, III (Filed with Form 10-K for year ended December 27, 1992)

          *10.11 Form of Split-Dollar Life Insurance Agreement for Outside Directors between the Registrant and Kent E. Agness, William A. Franke and Dan Quayle (Filed with Form 10-K for year ended December 27, 1992)

          *10.12 Form of Death Benefit Only Insurance Plan Agreement between the Registrant and Frank E. Russell, Eugene S. Pulliam and James C. Quayle (Filed with Form 10-K for year ended December 27, 1992)

           21 Subsidiaries of the Registrant (Filed with Form 10-K for year ended December 26, 1993)

* Represents a contract, plan or arrangement providing for executive officer or director benefits.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the fourth quarter of 1994.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Indianapolis, state of Indiana, on this 21st day of March, 1995.

                     CENTRAL NEWSPAPERS, INC.

                     By:  /s/ Frank E. Russell
                        -------------------------------------
                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of March, 1995.

     Signature                           Title

(1)  Principal Executive Officer

     /s/ Frank E. Russell                President, Chief Executive
     ----------------------------         Officer and Director
     Frank E. Russell

(2)  Principal Financial and
     Accounting Officer

     /s/ Wayne D. Wallace                Treasurer
     ----------------------------
     Wayne D. Wallace

(3)  A majority of the Board of Directors

     /s/ Kent E. Agness                  Director
     ---------------------------
     Kent E. Agness

     /s/ Malcolm W. Applegate            Director
     ---------------------------
     Malcolm W. Applegate

     /s/ William A. Franke               Director
     ---------------------------
     William A. Franke

     /s/ Eugene S. Pulliam               Director
     ---------------------------
     Eugene S. Pulliam

     /s/ Dan Quayle                      Director
     ---------------------------
     Dan Quayle

     /s/ James C. Quayle                 Director
     ---------------------------
     James C. Quayle

     /s/ Louis A. Weil, III              Director
     ---------------------------
     Louis A. Weil, III

        INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE



Board of Directors and Shareholders
Central Newspapers, Inc.


We have audited the consolidated financial statements of Central Newspapers, Inc. and Subsidiaries at December 25, 1994 and December 26, 1993 and for each of the three fiscal years in the period ended December 25, 1994 and have issued our report dated February 24, 1995. Such financial statements and reports are included in the 1994 Annual Report to Shareholders and are incorporated herein by reference.

Our audits also included the financial statement schedule listed under Item 14
(a)(2)(ii). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information included in the schedule.



GEO. S. OLIVE & CO. LLC

Indianapolis, Indiana
February 24, 1995


Schedule II
                       CENTRAL NEWSPAPERS, INC. AND SUBSIDIARIES
                                  Valuation Accounts


     Column A                Column B            Column C            Column D     Column E
                                         Additions    Additions
                            Balance at   Charged to   Charged to                 Balance at
                            Beginning    Costs and      Other                       End
    Description             of Period     Expense      Accounts     Deductions   of Period
    -----------             ----------   ----------   ----------    ----------   ----------


Year Ended December 25,
  1994 (52 Weeks):

Provision for doubtful
  accounts and advertising
  refunds                   $1,141,957   $4,569,894                $(4,640,464)  $1,071,387


Year Ended December 26,
  1993 (52 Weeks):

Provision for doubtful
  accounts and advertising
  refunds                     $779,346   $3,334,553                $(2,971,942)  $1,141,957


Year Ended December 27,
  1992 (52 Weeks):

Provision for doubtful
  accounts and advertising
  refunds                     $813,689   $3,590,648                $(3,624,991)    $779,346
