Form 10-Q
period 1995-03-26
CENTRAL NEWSPAPERS INC
filed 1995-05-03
CIK 854094

                                United States

                    Securities and Exchange Commission
                          Washington, D.C.  20549


                                 FORM 10-Q

(Mark One)
       x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      ---      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period March 26, 1995

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

                         YES   x   NO
                             -----    -----
The number of shares of each class of common stock outstanding as of March 26, 1995:

               CLASS A COMMON STOCK          23,487,650
               CLASS B COMMON STOCK          31,553,000
- ----------------------------------------------------------------------------

                         Central Newspapers, Inc.

                            Index to Form 10-Q


Part I -- FINANCIAL INFORMATION                                Page

  Item 1 -- Financial Statements:

        Consolidated Statement of Financial Position            3-4

        Consolidated Statement of Income                        5

        Consolidated Statement of Shareholders' Equity          6

        Consolidated Statement of Cash Flows                    7

        Notes to Consolidated Financial Statements              8-9

  Item 2 -- Management's Discussion and Analysis of
             Financial Condition and Results of Operations      9-11

Part II -- OTHER INFORMATION                                   12-14

                                  PART I.

Item 1. Financial Statements

                        CENTRAL NEWSPAPERS, INC.
               Consolidated Statement of Financial Position

============================================================================
                                                        Mar. 26,   Dec. 25,
ASSETS                                                     1995       1994
(In thousands)                                        (Unaudited)
- ----------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                               $26,650    $22,105
 Marketable securities                                   120,625    107,413
 Accounts receivable (net of allowances of
   $904 and $1,071)                                       49,890     54,625
 Inventories                                               9,714      9,142
 Deferred income tax benefits                              7,277      7,636
 Other current assets                                      3,410      2,418
- ----------------------------------------------------------------------------
      Total current assets                               217,566    203,339
- ----------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
 Land                                                     14,665     14,665
 Buildings and improvements                              100,654     99,985
 Leasehold improvements                                    4,075      4,075
 Machinery and equipment                                 308,867    302,333
 Construction in progress                                 10,734      9,934
- ----------------------------------------------------------------------------
                                                         438,995    430,992
      Less accumulated depreciation                      187,783    181,675
- ----------------------------------------------------------------------------
                                                         251,212    249,317
- ----------------------------------------------------------------------------

OTHER ASSETS:
 Land held for development                                 4,148      4,148
 Goodwill                                                 28,936     29,112
 Investment in Affiliate                                   3,703      3,989
 Other                                                    10,676     10,539
- ----------------------------------------------------------------------------
                                                          47,463     47,788
- ----------------------------------------------------------------------------
TOTAL ASSETS                                            $516,241   $500,444
============================================================================


See accompanying notes to consolidated financial statements.

                        CENTRAL NEWSPAPERS, INC.
               Consolidated Statement of Financial Position

============================================================================
                                                        Mar. 26,   Dec. 25,
LIABILITIES AND SHAREHOLDERS' EQUITY                       1995       1994
(In thousands, except share data)                     (Unaudited)
- ----------------------------------------------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                        $13,369    $17,134
 Accrued compensation                                     16,009     16,423
 Dividends payable                                         3,730      4,205
 Accrued expenses and other liabilities                   16,922     18,240
 Federal and state income taxes                            7,982
 Deferred revenue                                         18,335     14,430
- ----------------------------------------------------------------------------
      Total current liabilities                           76,347     70,432
- ----------------------------------------------------------------------------
DEFERRED INCOME TAXES                                     22,508     22,216
- ----------------------------------------------------------------------------
LONG-TERM DEBT (4 1/2% debentures due
   December 1, 1998)                                       2,678      2,678
- ----------------------------------------------------------------------------
POSTRETIREMENT BENEFIT OBLIGATION                         78,193     77,802
- ----------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY                            7,862      7,554
- ----------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
 Preferred stock--issuable in series:
   Authorized--25,000,000 shares
   Issued--none
 Class A common stock--without par value:
   Authorized--75,000,000 shares
   Issued--23,487,650 and 23,483,000 shares               18,270     18,182
 Class B common stock--without par value:
   Authorized--50,000,000 shares
   Issued--31,553,000 shares                                  63         63
 Retained earnings                                       309,621    300,968
 Unrealized gain on available-for-sale securities            699        549
- ----------------------------------------------------------------------------
                                                         328,653    319,762
- ----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $516,241   $500,444
============================================================================
See accompanying notes to consolidated financial statements.

                                  CENTRAL NEWSPAPERS, INC.
                             Consolidated Statement of Income
                                       (Unaudited)

============================================================================
(In thousands, except per share data)                  Thirteen Weeks Ended
                                                        Mar. 26,   Mar. 27,
                                                           1995       1994
- ----------------------------------------------------------------------------
OPERATING REVENUES:
 Advertising                                            $103,992    $91,891
 Circulation                                              31,968     31,152
 Other                                                       922        485
- ----------------------------------------------------------------------------
                                                         136,882    123,528
- ----------------------------------------------------------------------------

OPERATING EXPENSES:
 Operating costs                                          61,530     53,163
 Distribution and general                                 47,838     44,477
 Depreciation                                              7,174      6,612
 Work force reduction cost                                   248        132
- ----------------------------------------------------------------------------
                                                         116,790    104,384
- ----------------------------------------------------------------------------

OPERATING INCOME                                          20,092     19,144

OTHER INCOME (principally interest)                        2,533      1,329

OTHER EXPENSE                                               (278)      (241)
- ----------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                22,347     20,232

PROVISION FOR INCOME TAXES                                 9,123      8,257
- ----------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST AND
 EQUITY IN AFFILIATE                                      13,224     11,975

MINORITY INTEREST IN SUBSIDIARY                             (304)      (757)

EQUITY IN AFFILIATE, NET OF TAX BENEFITS                    (537)    (1,014)
- ----------------------------------------------------------------------------

NET INCOME                                               $12,383    $10,204
============================================================================

NET INCOME PER COMMON SHARE                                $0.46      $0.38
============================================================================

DIVIDENDS DECLARED PER CLASS A COMMON SHARE                $0.14      $0.12

AVERAGE COMMON SHARES OUTSTANDING                         26,639     26,610


See accompanying notes to consolidated financial statements.

                                    CENTRAL NEWSPAPERS, INC.
                        Consolidated Statement of Shareholders' Equity
                                           (Unaudited)

================================================================================
(In thousands)                                                       Unrealized
                                                                        Gain on
                                       Class A    Class B            Available-
                                        Common     Common   Retained   for-Sale
                                         Stock      Stock   Earnings Securities
- --------------------------------------------------------------------------------
BALANCE AT DECEMBER 27, 1993           $17,137        $63   $273,493

 Adoption of SFAS No. 115,
   net of deferred income
   taxes and minority interest                                            $649
 Net income (13 weeks)                                        10,204
 Dividends declared:
   Class A common stock                                       (2,815)
   Class B common stock                                         (379)
 Exercise of stock options                 585
 Change in net unrealized gain on
   available-for-sale securities                                           (62)
- --------------------------------------------------------------------------------
BALANCE AT MARCH 27, 1994               17,722         63    280,503       587

 Net income (39 weeks)                                        31,117
 Dividends declared:
   Class A common stock                                       (9,389)
   Class B common stock                                       (1,263)
 Exercise of stock options                 460
 Change in net unrealized gain on
   available-for-sale securities                                           (38)
- --------------------------------------------------------------------------------
BALANCE AT DECEMBER 25, 1994            18,182         63    300,968       549

 Net income (13 weeks)                                        12,383
 Dividends declared:
   Class A common stock                                       (3,288)
   Class B common stock                                         (442)
 Exercise of stock options                  88
 Change in net unrealized gain on
   available-for-sale securities                                           150
- --------------------------------------------------------------------------------
BALANCE AT MARCH 26, 1995              $18,270        $63   $309,621      $699
================================================================================


See accompanying notes to consolidated financial statements.

                        CENTRAL NEWSPAPERS, INC.
                  Consolidated Statement of Cash Flows
                              (Unaudited)

============================================================================
(In thousands)                                         Thirteen Weeks Ended
                                                        Mar. 26,   Mar. 27,
                                                           1995       1994
- ----------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                              $12,383    $10,204
 Items which did not use (provide) cash:
   Depreciation and amortization                           7,371      6,738
   Postretirement and pension benefits                     1,030      1,620
   Gain on disposition of assets                             (73)      (205)
   Minority interest in earnings of subsidiary               304        757
   Equity in Affiliate                                       537      1,014
   Deferred income taxes                                     659         67
   Changes in assets and liabilities-net                  10,384     10,887
- ----------------------------------------------------------------------------
    Cash provided by operating activities before
     net purchases of trading securities                  32,595     31,082
   Net purchases of trading securities                   (11,407)
- ----------------------------------------------------------------------------
      Net cash provided by operating activities           21,188     31,082
- ----------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Purchase of property, plant and equipment-net            (9,883)    (3,378)
 Purchases of available-for-sale securities              (34,608)   (77,412)
 Proceeds from available-for-sale securities              33,274     55,676
 Investment in Affiliate                                    (540)      (540)
 Other                                                      (753)       (20)
- ----------------------------------------------------------------------------
      Net cash used by investing activities              (12,510)   (25,674)
- ----------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Cash dividends paid                                      (3,729)    (3,191)
 Dividends paid to minority interest                        (476)    (1,356)
 Proceeds from exercise of stock options                      72        514
- ----------------------------------------------------------------------------
      Net cash used by financing activities               (4,133)    (4,033)
- ----------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                      4,545      1,375

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            22,105     22,143
- ----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $26,650    $23,518
============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Income taxes paid during the period                         $26     $1,280
 Interest paid during the period                              57         58


See accompanying notes to consolidated financial statements.

                         CENTRAL NEWSPAPERS, INC.
                Notes to Consolidated Financial Statements
                                (Unaudited)

1. The accompanying unaudited consolidated financial statements do not include all of the information and disclosures which are normally included in Form 10-K and annual report to shareholders. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 25, 1994. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated statement of financial position at December 25, 1994 has been derived from audited financial statements. In the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments which are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Such statements are not necessarily indicative of the results to be expected for the full year.

2. The Company's fiscal year ends on the last Sunday of the calendar year. The years ending December 31, 1995 and December 25, 1994 comprise 53 and 52 weeks, respectively.

3. Net income per common share is computed based on the weighted average number of common shares outstanding. The Class B common shareholders have the right to convert their shares into shares of Class A common stock at the ratio of ten shares of Class B common stock for one share of Class A common stock. The Class B common stock is included in the computation as if converted into Class A common stock.

4. During 1995 and 1994, the Company reduced its work force in response to the advertising environment and technological changes. Certain employees were offered retirement benefits through a non-qualified supplemental retirement plan. As of March 26, 1995, work force reduction costs were $248,000. As of March 27, 1994, work force reduction costs were $132,000.

5. The Company, through its subsidiaries, has a 13.5% partnership interest in Ponderay Newsprint Company (Ponderay), which was formed to own and operate a newsprint mill in Washington. The Company's investment in Ponderay at March 26, 1995 and March 27, 1994 was $34.5 million and $28.9 million.

The Company has committed to purchase for use in Phoenix the lesser of 13.5% of annual newsprint production or 28,400 metric tons on a "take if tendered" basis until the partnership debt is repaid. During the 13 weeks ended
March 26, 1995 and March 27, 1994 the Company purchased $4 million and
$2.9 million of newsprint from Ponderay. For the three months ended March 31, 1995, Ponderay's net revenue and net losses were $31.6 million and $5.4 million, respectively; compared to $23.1 million and $11.6 million during the three months of 1994.

6. The Company's Stock Option Plan has 569,300 options exercisable as of March 26, 1995. During the fiscal three months ended March 26, 1995, options for 4,650 shares of Class A common stock were exercised.

7. During 1993, the Company announced the construction of a new downtown Phoenix office building. Total costs of the building and related expenditures are expected to be $32 million with completion anticipated in 1996. Phoenix Newspapers, Inc. will install a new computer system with an estimated maximum cost of $20 million. The anticipated completion date is mid-1997. Formal commitments totaling $35.3 million have been entered into related to these and other capital projects. Expenditures on these commitments were $12.2 million at March 26, 1995.

The Company is constructing a production facility in Indianapolis at an estimated cost of $20 million with completion expected during the third quarter of 1995. Formal commitments of $14.5 million have been made on this project. Expenditures of $4 million have been made on this project.

The Company has committed $15.6 million for investment in partnership business ventures of which $3.7 million was expended at March 26, 1995.

8. The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective December 27, 1993. Management determines the classification of its investments in debt and equity securities at the time of purchase. Securities classified as available-for-sale are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Securities classified as trading securities are carried at fair value with unrealized gains and losses reported in earnings. The cost of securities sold is based on the specific identification method. All marketable debt securities are classified as current assets. All equity securities are classified as noncurrent assets.

                                                        March 26, 1995
                                                    ---------------------
(In thousands)                                      Fair Value       Cost

Available-for-sale securities:
- -----------------------------
  Debt securities of the U.S.
   Treasury and agencies                              $ 56,538   $ 56,479
  Equity securities                                      1,763        142
  Corporate debt securities                              5,850      5,851
                                                      --------   --------
                                                        64,151     62,472
                                                      --------   --------

Trading securities:
- ------------------
  Debt securities of the U.S.
   Treasury and agencies                                 6,250      6,227
  Corporate debt securities                             25,087     24,873
  Mortgaged-backed securities                           16,923     16,671
  Preferred stock                                        9,834      9,651
  Other                                                    142        420
                                                      --------   --------
                                                        58,236     57,842
                                                      --------   --------

    Total                                             $122,387   $120,314
                                                      ========   ========

9. On June 24, 1994, the Company announced an offer to purchase all of the Class A common stock (shares) of Indianapolis Newspapers, Inc. (INI) not already owned for $10,000 net in cash per share. The Company purchased 3,591 shares on September 12, 1994 which increased the Company's ownership in INI from 71.2% to 89.9%. INI is now considered a part of the Company's "consolidated group" for income tax reporting purposes.

The total acquisition cost of $36.2 million, including legal, accounting and consulting fees, was accounted for using the purchase method of accounting. The fair value of assets acquired was $22.9 million, including $19.7 million of goodwill. The transaction resulted in a reduction of the minority interest in subsidiary of $13.4 million. The share purchases did not significantly affect reported net income for the 1994 fiscal year.


Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations


General

The Company's business is to a certain extent seasonal with peak revenues and profits generally occurring in the second and fourth quarters.

On September 12, 1994, the Company completed the purchase of 3,591 shares of the Class A common stock of Indianapolis Newspapers, Inc. for $10,000 net in cash per share. The transaction increased the Company's ownership in INI to 89.9% from 71.2%. The increase in ownership will permit INI to be included in the consolidated group for income tax reporting. The Company does not anticipate the acquisition of shares will have a significant impact on reported earnings per share for the current fiscal year.

On February 20, 1995, INI announced a voluntary buyout incentive plan to 237 union employees with the provision the Company may limit the number of employees who can accept the offer. The offer will close on April 19, 1995. The total cost of this program will depend on the number of eligible employees who elect to participate. Costs related to this program were $248,000 during the current fiscal quarter.


Results of Operations - Fiscal First Quarter Comparisons

Operating revenues for the quarter increased $13.4 million, or 10.8%, which consisted of an increase in advertising revenue of $12.1 million, or 13.2%, and an increase in circulation revenue of $.8 million, or 2.6%.

Advertising full run-of-press (ROP) linage was up 11.1% for the quarter. Retail linage was up 8.3%, national linage was up 6.3% and classified linage increased 14.2%. The increase in ROP linage reflects improved economic conditions in our markets. The volume of preprinted inserts, which includes local and national advertising supplements inserted into the newspapers, increased 16.7%.

Advertising revenue at Phoenix increased 14.5% while full run linage was up 15%. At Indianapolis, advertising revenue was up 11% while full run linage was up 5.2%. Both newspapers increased advertising rates during the first quarter of 1995.

Circulation revenue increased 4.7% at Phoenix. Circulation of the Phoenix morning newspaper was up 1.7%, evening down 6.9% and Sunday circulation increased .3%. Effective March 12, 1995, the Sunday single copy price increased to $2.00 from $1.50. Circulation revenue decreased 2.7% at Indianapolis. Circulation of the Indianapolis morning newspaper was down 1%, evening down 10.9% and Sunday circulation was down 2.3%. Effective March 6, 1995, the home-delivered price of the daily newspaper increased to $1.80 per week from $1.50. The daily single copy price increased to $.50 from $.35. Generally, a rate increase will cause a temporary decline in circulation; however, the evening newspapers have experienced an ongoing decline in their circulation.

Operating expenses of $116.8 million were up 11.9% for the period. Compensation expense, which includes fringe benefits, was up 3.2% for the period. The increase in compensation expense reflects higher payroll costs related to the zoned and total market advertising program in Indianapolis and payroll expense related to production volume increases in Phoenix. Newsprint expense increased 37.9%, reflecting a 2.9% increase in consumption and higher newsprint prices. It is anticipated suppliers will further increase newsprint prices during 1995. Depreciation expense of $7.2 million increased 8.5%. The Company incurred work force reduction costs of $.2 million during the current quarter. Other operating, distribution and general expenses were up 13.2% reflecting costs associated with production and delivery of the zoned advertising products, increased promotional expenses and higher property taxes.

Operating income increased $.9 million, or 5%.  Other income was up
$1.2 million, or 90.6%, due to higher earnings on cash investments. Income before provision for income taxes was up $2.1 million, or 10.5%. The provision for income taxes was up $.9 million, or 10.5%, and reflects higher income for the period.

Minority interest in subsidiary decreased primarily from the increase in the Company's ownership of Indianapolis Newspapers, Inc. to 89.9% on September 12, 1994. The loss from Equity in Affiliate (Ponderay Newsprint Company), net of tax benefits, decreased $.5 million to $.5 million and reflects a smaller loss by Ponderay.

Net income for the quarter increased $2.2 million, or 21.4%, compared to the same period the prior year. Earnings per share for the quarter were $.46 for 1995, an increase of 21.1%, from the $.38 per share the prior year quarter.


Liquidity and Capital Resources

Net cash provided by operating activities of $21.2 million was used primarily for the purchase of property and equipment, investment in Affiliate, the payment of dividends and purchases of trading securities. At the end of the period, the Company's cash and investments in marketable securities totaled $147.3 million, up $17.8 million from the beginning of the year. Working capital at March 26, 1995 was $141.2 million, up $8.3 million from the beginning of the year.

Capital expenditures through March 26, 1995 were $9.9 million. Capital expenditures for the year are expected to approximate $76 million.

Phoenix Newspapers, Inc. (PNI) is constructing a new downtown Phoenix office building. Total costs of the building and related expenditures are expected to be $32 million with completion anticipated in 1996. PNI will install a new computer system with an estimated maximum cost of $20 million with completion expected in mid-1997. Formal commitments totaling $35.3 million have been entered into related to these and other capital projects at PNI. Expenditures on these commitments were $12.2 million at March 26, 1995.

Indianapolis Newspapers, Inc. is building a production facility in Indianapolis with completion expected during the third quarter of 1995 and plans to acquire a building for their downtown facility. Estimated costs of these projects are $26 million. Formal commitments of $14.5 million have been entered into on these projects. Expenditures on these projects were $4 million at March 26, 1995.

The Company's wholly-owned subsidiary, Topics Newspapers, Inc., will construct a new office/production facility during 1995 at an estimated cost of $4.5 million. No significant formal commitments have been entered into on this facility.

In addition, the Board of Directors have approved investments in partnership business ventures of $11.9 million. The Company currently does not anticipate borrowing any funds for these capital projects and investments.

The Company invested $.5 million in Ponderay Newsprint Company (Affiliate) during the current quarter and expects to contribute additional funds to help finance losses for several years. The debt guarantees related to Ponderay are discussed in Notes to Consolidated Financial Statements in the 1994 Annual Report.

Quarterly dividends of $.14 per share on Class A common stock and $.014 per share on Class B common stock were declared during the quarter. The Company expects cash generated from operations and cash reserves, in conjunction with credit resources, will be adequate to satisfy its liquidity needs.

                                  Part II



                         CENTRAL NEWSPAPERS, INC.


Item 1.  Legal Proceedings -- None

Item 2.  Changes in Securities -- None

Item 3.  Default Upon Senior Securities -- None

Item 4.  Submission of Matters to a Vote of Security Holders -- None

Item 5.  Other Information -- None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 1 -- Independent Accountant's Report

         No reports on Form 8-K were filed during the quarter.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CENTRAL NEWSPAPERS, INC.



Dated:  April 28, 1995               By:  /s/ Frank E. Russell
                                        -----------------------------
                                        Frank E. Russell
                                        President and Chief Executive
                                         Officer



                                     By:  /s/ Wayne D. Wallace
                                        -----------------------------
                                        Wayne D. Wallace
                                        Treasurer