Form 10-Q
period 1995-06-25
CENTRAL NEWSPAPERS INC
filed 1995-08-02
CIK 854094

- -----------------------------------------------------------------------------

                                    United States

                        Securities and Exchange Commission
                              Washington, D.C.  20549

                        ----------------------------------

                                    FORM 10-Q

            (Mark One)
                x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              -----     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period June 25, 1995

              -----     TRANSITION REPORT PURSUANT TO SECTION 13 OR
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

                              YES   x   NO
                                  -----    -----
The number of shares of each class of common stock outstanding as of June 25, 1995:

                  CLASS A COMMON STOCK          23,490,350
                  CLASS B COMMON STOCK          31,553,000

- -----------------------------------------------------------------------------

                         Central Newspapers, Inc.

                            Index to Form 10-Q


Part I -- FINANCIAL INFORMATION                                Page

  Item 1 -- Financial Statements:

        Consolidated Statement of Financial Position            3-4

        Consolidated Statement of Income                        5

        Consolidated Statement of Shareholders' Equity          6

        Consolidated Statement of Cash Flows                    7

        Notes to Consolidated Financial Statements              8-9

    Item 2 -- Management's Discussion and Analysis of
              Financial Condition and Results of Operations    10-13

Part II -- OTHER INFORMATION                                   13-15

                                  PART I

Item 1. Financial Statements

                        CENTRAL NEWSPAPERS, INC.
               Consolidated Statement of Financial Position

=============================================================================
                                                         June 25,   Dec. 25,
ASSETS                                                      1995       1994
(In thousands)                                         (Unaudited)
- -----------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                                $21,171    $22,105
 Marketable securities                                    106,808    107,413
 Accounts receivable (net of allowances of
   $981 and $1,071)                                        52,238     54,625
 Inventories                                                8,779      9,142
 Deferred income tax benefits                               6,713      7,636
 Other current assets                                       6,512      2,418
- -----------------------------------------------------------------------------
      Total current assets                                202,221    203,339
- -----------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
 Land                                                      14,666     14,665
 Buildings and improvements                               100,831     99,985
 Leasehold improvements                                     4,075      4,075
 Machinery and equipment                                  313,084    302,333
 Construction in progress                                  23,036      9,934
- -----------------------------------------------------------------------------
                                                          455,692    430,992
      Less accumulated depreciation                       194,645    181,675
- -----------------------------------------------------------------------------
                                                          261,047    249,317
- -----------------------------------------------------------------------------

OTHER ASSETS:
 Land held for development                                  4,148      4,148
 Goodwill                                                  29,176     29,112
 Investment in Affiliate                                    5,002      3,989
 Other                                                     13,094     10,539
- -----------------------------------------------------------------------------
                                                           51,420     47,788
- -----------------------------------------------------------------------------
TOTAL ASSETS                                             $514,688   $500,444
=============================================================================

See accompanying notes to consolidated financial statements.

                        CENTRAL NEWSPAPERS, INC.
               Consolidated Statement of Financial Position

=============================================================================
                                                         June 25,   Dec. 25,
LIABILITIES AND SHAREHOLDERS' EQUITY                        1995       1994
(In thousands, except share data)                      (Unaudited)
- -----------------------------------------------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                         $12,254    $17,134
 Accrued compensation                                      16,951     16,423
 Dividends payable                                          3,730      4,205
 Accrued expenses and other liabilities                    13,958     18,240
 Deferred revenue                                          16,884     14,430
- -----------------------------------------------------------------------------
      Total current liabilities                            63,777     70,432
- -----------------------------------------------------------------------------
DEFERRED INCOME TAXES                                      22,990     22,216
- -----------------------------------------------------------------------------
LONG-TERM DEBT (4 1/2% debentures due
   December 1, 1998)                                        2,678      2,678
- -----------------------------------------------------------------------------
POSTRETIREMENT BENEFIT OBLIGATION                          78,688     77,802
- -----------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY                             7,987      7,554
- -----------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
 Preferred stock--issuable in series:
   Authorized--25,000,000 shares
   Issued--none
 Class A common stock--without par value:
   Authorized--75,000,000 shares
   Issued--23,490,350 and 23,483,000 shares                18,336     18,182
 Class B common stock--without par value:
   Authorized--50,000,000 shares
   Issued--31,553,000 shares                                   63         63
 Retained earnings                                        319,301    300,968
 Unrealized gain on available-for-sale securities             868        549
- -----------------------------------------------------------------------------
                                                          338,568    319,762
- -----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $514,688   $500,444
=============================================================================

See accompanying notes to consolidated financial statements.



                                 CENTRAL NEWSPAPERS, INC.
                             Consolidated Statement of Income
                                       (Unaudited)
========================================================================================
(In thousands, except per share data)            13 Weeks Ended        26 Weeks Ended
                                              June 25,   June 26,   June 25,   June 26,
                                                 1995       1994       1995       1994
- ----------------------------------------------------------------------------------------
OPERATING REVENUES:
 Advertising                                  $109,519    $98,330   $213,511   $190,221
 Circulation                                    32,042     30,385     64,010     61,537
 Other                                             911        547      1,833      1,032
- ----------------------------------------------------------------------------------------
                                               142,472    129,262    279,354    252,790
- ----------------------------------------------------------------------------------------

OPERATING EXPENSES:
 Operating costs                                63,745     53,685    125,275    106,848
 Distribution and general                       48,868     46,233     96,706     90,710
 Depreciation                                    7,226      6,708     14,400     13,320
 Work force reduction cost                       1,510                 1,758        132
- ----------------------------------------------------------------------------------------
                                               121,349    106,626    238,139    211,010
- ----------------------------------------------------------------------------------------

OPERATING INCOME                                21,123     22,636     41,215     41,780

OTHER INCOME (principally interest)              2,725      1,371      5,258      2,700

OTHER EXPENSE                                     (270)      (179)      (548)      (420)
- ----------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                      23,578     23,828     45,925     44,060

PROVISION FOR INCOME TAXES                       9,731      9,771     18,854     18,028
- ----------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST AND
 EQUITY IN AFFILIATE                            13,847     14,057     27,071     26,032

MINORITY INTEREST IN SUBSIDIARY                   (325)    (1,150)      (629)    (1,907)

EQUITY IN AFFILIATE, NET OF TAX BENEFITS          (111)      (930)      (648)    (1,944)
- ----------------------------------------------------------------------------------------

NET INCOME                                     $13,411    $11,977    $25,794    $22,181
========================================================================================

NET INCOME PER COMMON SHARE                       $.51       $.45       $.97       $.83
========================================================================================

DIVIDENDS DECLARED PER CLASS A COMMON SHARE       $.14       $.12       $.28       $.24

AVERAGE COMMON SHARES OUTSTANDING               26,643     26,620     26,641     26,615

See accompanying notes to consolidated financial statements.

                                    CENTRAL NEWSPAPERS, INC.
                        Consolidated Statement of Shareholders' Equity
                                           (Unaudited)
========================================================================================
(In thousands)                                                               Unrealized
                                                                                Gain on
                                               Class A    Class B            Available-
                                                Common     Common   Retained   for-Sale
                                                 Stock      Stock   Earnings Securities
- ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 27, 1993                   $17,137        $63   $273,493

 Adoption of SFAS No. 115,
   net of deferred income
   taxes and minority interest                                                     $649
 Net income (26 weeks)                                                22,181
 Dividends declared:
   Class A common stock                                               (5,630)
   Class B common stock                                                 (758)
 Exercise of stock options                         715
 Change in net unrealized gain on
   available-for-sale securities                                                    (66)
- ----------------------------------------------------------------------------------------
BALANCE AT JUNE 26, 1994                        17,852         63    289,286        583

 Net income (26 weeks)                                                19,140
 Dividends declared:
   Class A common stock                                               (6,574)
   Class B common stock                                                 (884)
 Exercise of stock options                         330
 Change in net unrealized gain on
   available-for-sale securities                                                    (34)
- ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 25, 1994                    18,182         63    300,968        549

 Net income (26 weeks)                                                25,794
 Dividends declared:
   Class A common stock                                               (6,577)
   Class B common stock                                                 (884)
 Exercise of stock options                         154
 Change in net unrealized gain on
   available-for-sale securities                                                    319
- ----------------------------------------------------------------------------------------
BALANCE AT JUNE 25, 1995                       $18,336        $63   $319,301       $868
========================================================================================

See accompanying notes to consolidated financial statements.

                        CENTRAL NEWSPAPERS, INC.
                  Consolidated Statement of Cash Flows
                               (Unaudited)

=============================================================================
(In thousands)                                         Twenty-six Weeks Ended
                                                         June 25,   June 26,
                                                            1995       1994
- -----------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                               $25,794    $22,181
 Items which did not use (provide) cash:
   Depreciation and amortization                           14,794     13,573
   Postretirement and pension benefits                      2,223      3,150
   Gain on disposition of assets                             (151)      (191)
   Minority interest in earnings of subsidiary                629      1,907
   Equity in Affiliate                                        648      1,944
   Deferred income taxes                                    1,734        668
   Net change in current assets and liabilities            (7,037)      (566)
- -----------------------------------------------------------------------------
    Net cash provided by operating activities before
     net purchases of trading securities                   38,634     42,666
   Net purchases of trading securities                    (15,309)
- -----------------------------------------------------------------------------
      Net cash provided by operating activities            23,325     42,666
- -----------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Purchase of property, plant and equipment-net            (26,870)    (8,810)
 Purchases of available-for-sale securities               (41,482)  (118,563)
 Proceeds from available-for-sale securities               58,140     89,283
 Investment in Affiliate                                   (2,012)    (1,755)
 Other                                                     (4,090)       (94)
- -----------------------------------------------------------------------------
      Net cash used by investing activities               (16,314)   (39,939)
- -----------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Cash dividends paid                                       (7,459)    (6,385)
 Dividends paid to minority interest                         (612)    (1,743)
 Proceeds from exercise of stock options                      126        581
- -----------------------------------------------------------------------------
      Net cash used by financing activities                (7,945)    (7,547)
- -----------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                        (934)    (4,820)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             22,105     22,143
- -----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $21,171    $17,323
=============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Income taxes paid during the period                      $19,789    $15,432
 Interest paid during the period                              104        104



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

4. During 1995 and 1994, the Company reduced its work force in response to the advertising environment and technological changes. Certain employees were offered retirement benefits through a non-qualified supplemental retirement plan. For the period ended June 25, 1995, work force reduction costs were $1,758,000. For the period ended June 26, 1994, work force reduction costs were $132,000.

5. The Company, through its subsidiaries, has a 13.5% partnership interest in Ponderay Newsprint Company (Ponderay), which was formed to own and operate a newsprint mill in Washington. The Company's investment in Ponderay at June 25, 1995 and June 26, 1994 was $35.9 million and $30.1 million.

The Company has committed to purchase for use in Phoenix the lesser of 13.5% of annual newsprint production or 28,400 metric tons on a "take if tendered" basis until the partnership debt is repaid. During the 26 weeks ended
June 25, 1995 and June 26, 1994 the Company purchased $8.3 million and
$6.2 million of newsprint from Ponderay. For the six months ended June 30, 1995, Ponderay's net revenue and net losses were $67.1 million and $7.4 million, respectively; compared to $47 million and $22.2 million during the first six months of 1994.

6. The Company's Stock Option Plan has 565,300 options exercisable as of June 25, 1995. During the period ended June 25, 1995, options for 7,650 shares of Class A common stock were exercised.

7. During 1993, the Company announced the construction of a new downtown Phoenix office building. Total costs of the building and related expenditures are expected to be $32 million with completion anticipated in 1996. Phoenix Newspapers, Inc. will install a new computer system with an estimated maximum cost of $20 million. The anticipated completion date is mid-1997. Formal commitments totaling $35.2 million have been entered into related to these and other capital projects. Cumulative expenditures on these commitments were $18.7 million at June 25, 1995.

The Company is constructing a production facility in Indianapolis at an estimated cost of $20 million with completion expected during the third quarter of 1995. Formal commitments of $14.5 million and cumulative expenditures of $9.7 million have been made on this project.

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

Debt and equity securities at June 25, 1995 (in thousands):

                                                June 25, 1995
                                             -------------------
(In thousands)                               Fair Value     Cost

Available-for-sale securities:
- -----------------------------
  Debt securities of the U.S.
   Treasury and agencies                     $ 43,775   $ 43,677
  Equity securities                             2,217        142
  Corporate debt securities                       491        488
                                             --------   --------
                                               46,483     44,307
                                             --------   --------

Trading securities:
- ------------------
  Debt securities of the U.S.
   Treasury and agencies                        4,519      4,516
  Corporate debt securities                    18,574     18,288
  Mortgaged-backed securities                  29,429     28,803
  Preferred stock                               9,964      9,754
  Other                                            56        347
                                             --------   --------
                                               62,542     61,708
                                             --------   --------
    Total                                    $109,025   $106,015
                                             ========   ========

The net unrealized gain on trading securities included in earnings during 1995 amounted to $729,000.

9. On June 24, 1994, the Company announced an offer to purchase all of the Class A common stock (shares) of Indianapolis Newspapers, Inc. (INI) not already owned for $10,000 net in cash per share. The Company purchased 3,591 shares on September 12, 1994, which increased the Company's ownership in INI from 71.2% to 89.9%. INI is now considered a part of the Company's "consolidated group" for income tax reporting purposes.

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

On June 1, 1995, the Company purchased 50 shares of Class A common stock of INI for $10,000 net in cash per share. This transaction increased the Company's ownership of INI to 90.2%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's business is to a certain extent seasonal with peak revenues and profits generally occurring in the second and fourth quarters.

On September 12, 1994, the Company completed the purchase of 3,591 shares of the Class A common stock of Indianapolis Newspapers, Inc. for $10,000 net in cash per share. The transaction increased the Company's ownership in INI to 89.9% from 71.2%. The increase in ownership will permit INI to be included in the consolidated group for income tax reporting. On June 1, 1995, the Company purchased 50 shares of Class A common stock of INI for $10,000 net in cash per share, which increased its ownership of INI to 90.2%. The Company does not anticipate the acquisition of shares will have a significant impact on reported earnings per share for the current fiscal year.

On February 20, 1995, INI announced a voluntary buy-out incentive plan to 237 union employees with the provision the Company may limit the number of employees who can accept the offer. The offer closed on April 19, 1995. Work force reduction costs related to this offer were $248,000 for the first quarter of 1995 and $279,000 during the second quarter of 1995.

During the second quarter of 1995, INI and Muncie Newspapers, Inc. completed a voluntary staff reduction program offered to employees in certain nonunion departments. Costs related to this offer were $1,231,000.

Currently, INI has offered a voluntary staff reduction program to certain transportation department employees. It is anticipated INI will record an expense of $840,000 during the third quarter of 1995 related to this offer.


Results of Operations -- Fiscal Second Quarter Comparisons

Operating revenues for the quarter increased $13.2 million, or 10.2%, which consisted of an increase in advertising revenue of $11.2 million, or 11.4%, and an increase in circulation revenue of $1.7 million, or 5.5%.

Advertising full run-of-press (ROP) linage was up 9.2% for the quarter.
Retail linage increased 8.6%, national linage increased 5.4% and classified linage increased 10.3%. The increase in ROP linage reflects improved economic conditions in our markets. The volume of preprinted inserts, which includes local and national advertising supplements inserted into the newspapers, increased 16.8%.

Advertising revenue at Phoenix increased 12.9%, while full run linage was up 11.2%. At Indianapolis, advertising revenue was up 8.9%, while full run linage was up 6.4%. Both newspapers increased advertising rates during the first quarter of 1995.

Circulation revenue increased 6.7% at Phoenix. Circulation of the Phoenix morning newspaper was up 3.5%, evening down 6.2% and Sunday circulation decreased 1.2%. Effective March 12, 1995, the Sunday single-copy price increased to $2.00 from $1.50. Circulation revenue increased 3% at Indianapolis. Circulation of the Indianapolis morning newspaper was down 2.7%, evening down 15.2% and Sunday down 2.3%. Effective March 6, 1995, the home-delivered price of the daily newspaper increased to $1.80 per week from $1.50. The daily single-copy price increased to $.50 from $.35. Generally, a rate increase will cause a temporary decline in circulation; however, the evening newspapers have experienced an ongoing decline in their circulation.

Operating expenses of $121.3 million were up 13.8% for the period. Compensation expense, which includes fringe benefits, was up 3.7% for the period. The increase in compensation expense reflects higher payroll costs related to the zoned and total market advertising programs. Newsprint expense increased 46.2%, reflecting a .5% increase in consumption and significantly higher newsprint prices. It is anticipated suppliers will further increase newsprint prices during 1995. Depreciation expense of $7.2 million increased 7.7%. The Company incurred work force reduction costs of $1.5 million during the current quarter. Other operating, distribution and general expenses were up 9.3%, reflecting costs associated with production and delivery of the zoned advertising products and increased promotional expenses.

Operating income decreased $1.5 million, or 6.7%.  Other income was up
$1.4 million, or 98.8%, due to higher earnings on cash investments. Income before provision for income taxes was down $250,000, or 1.1%. The provision for income taxes was down $40,000, or .4%, and reflects lower income for the period.

Minority interest in subsidiary decreased primarily from the increase in the Company's ownership of Indianapolis Newspapers, Inc. to 89.9% on September 12, 1994. The loss from Equity in Affiliate (Ponderay Newsprint Company), net of tax benefits, decreased $819,000 to $111,000 and reflects a smaller loss by Ponderay.

Net income for the quarter increased $1.4 million, or 12%, compared to the same period the prior year. Earnings per share for the quarter were $.51 for 1995, an increase of 13.3%, from the $.45 per share the prior year quarter. Earnings per share for the 1995 quarter included an after-tax charge of $.03 for work force reduction costs.


Results of Operations -- Fiscal Six Months Comparisons

Operating revenues for the period increased $26.6 million, or 10.5%, which consisted of an increase in advertising revenue of $23.3 million, or 12.2%, and an increase in circulation revenue of $2.5 million, or 4%.

Advertising full run-of-press (ROP) linage was up 10.1% for the period.
Retail linage increased 8.5%, national linage increased 5.8% and classified linage increased 12.1%. The increase in ROP linage reflects improved economic conditions in our markets. The volume of preprinted inserts, which includes local and national advertising supplements inserted into the newspapers, increased 16.7%.

Advertising revenue at Phoenix increased 13.7% while full run linage was up 13%. At Indianapolis, advertising revenue was up 9.9% while full run linage was up 5.8%. Both newspapers increased advertising rates during the first quarter of 1995.

Circulation revenue increased 5.7% at Phoenix. Circulation of the Phoenix morning newspaper was up 2.6%, evening down 6.5% and Sunday circulation decreased .4%. Effective March 12, 1995, the Sunday single-copy price increased to $2.00 from $1.50. Circulation revenue increased .2% at Indianapolis. Circulation of the Indianapolis morning newspaper was down 2%, evening down 13.1% and Sunday down 2.2%. Effective March 6, 1995, the home-delivered price of the daily newspaper increased to $1.80 per week from $1.50. The daily single-copy price increased to $.50 from $.35. Generally, a rate increase will cause a temporary decline in circulation; however, the evening newspapers have experienced an ongoing decline in their circulation.

Operating expenses of $238.1 million were up 12.9% for the period. Compensation expense, which includes fringe benefits, was up 3.4% for the period. The increase in compensation expense reflects higher payroll costs related to the zoned and total market advertising program in Indianapolis and payroll expense related to production volume increases in Phoenix. Newsprint expense increased 42.1%, reflecting a 1.7% increase in consumption and higher newsprint prices. It is anticipated suppliers will further increase newsprint prices during 1995. Depreciation expense of $14.4 million increased 8.1%.
The Company incurred work force reduction costs of $1.8 million during the current six-month period compared to $132,000 last year. Other operating, distribution and general expenses were up 11.2% reflecting costs associated with production and delivery of the zoned advertising products and increased promotional expenses and higher property taxes. General expenses for 1994 included a $951,000 property tax refund.

Operating income decreased $565,000, or 1.4%.  Other income was up
$2.6 million, or 94.7%, due to higher earnings on cash investments. Income before provision for income taxes was up $1.9 million, or 4.2%. The provision for income taxes was up $826,000, or 4.6%, and reflects higher income for the period.

Minority interest in subsidiary decreased primarily from the increase in the Company's ownership of Indianapolis Newspapers, Inc. to 89.9% on September 12, 1994. The loss from Equity in Affiliate (Ponderay Newsprint Company), net of tax benefits, decreased $1.3 million to $648,000 and reflects a smaller loss by Ponderay.

Net income for the period increased $3.6 million, or 16.3%, compared to the same period the prior year. Earnings per share for the period were $.97 for 1995, an increase of 16.9%, from the $.83 per share the prior year period. Earnings per share for the 1995 period included an after-tax charge of $.04 for work force reduction costs while the 1994 period benefited from a property tax refund of $.02 per share.


Liquidity and Capital Resources

Net cash provided by operating activities of $23.3 million was used primarily for the purchase of property and equipment, investment in Affiliate, the payment of dividends and net purchases of trading securities. At the end of the period, the Company's cash and investments in marketable securities totaled $128 million, down $1.5 million from the beginning of the year. Working capital at June 25, 1995 was $138.4 million, up $5.5 million from the beginning of the year.

Capital expenditures through June 25, 1995 were $26.9 million. Capital expenditures for the year are expected to approximate $76 million.

Phoenix Newspapers, Inc. (PNI) is constructing a new downtown Phoenix office building. Total costs of the building and related expenditures are expected to be $32 million with completion anticipated in 1996. PNI will install a new computer system with an estimated maximum cost of $20 million with completion expected in mid-1997. Formal commitments totaling $35.2 million have been entered into related to these and other capital projects at PNI. Expenditures on these commitments were $18.7 million at June 25, 1995.

Indianapolis Newspapers, Inc. is building a production facility in Indianapolis with completion expected during the third quarter of 1995 and plans to acquire a building for their downtown facility. Estimated costs of these projects are $26 million. Formal commitments of $14.5 million have been entered into on these projects. Expenditures on these projects were $9.7 million at June 25, 1995.

The Company's wholly-owned subsidiary, Topics Newspapers, Inc., will construct a new facility during 1995 at an estimated cost of $4.5 million. No significant formal commitments have been entered into on this facility.

In addition, the Board of Directors have approved investments in partnership business ventures of $12.5 million. As of June 25, 1995, the Company has cumulatively invested $5.6 million in these partnerships. The Company currently does not anticipate borrowing any funds for these capital projects and investments.

The Company invested $1.5 million in Ponderay Newsprint Company (Affiliate) during the current quarter and expects to contribute additional funds to help finance losses. The Company currently expects to invest $3.1 million in its Affiliate during 1995. The debt guarantees related to Ponderay are discussed in Notes to Consolidated Financial Statements in the 1994 Annual Report.

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


                         CENTRAL NEWSPAPERS, INC.


Item 1.  Legal Proceedings -- None

Item 2.  Changes in Securities -- None

Item 3.  Default Upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- At the Annual Meeting of Shareholders of the Company on April 18, 1995 (the "Annual Meeting"), the shareholders elected the following directors by the vote specified opposite each director's name:

                                    Votes                   Broker
Director               Votes For   Withheld   Abstentions   Non-Votes
- --------               ---------   --------   -----------   ---------

Kent E. Agness         33,608,620    5,796        ---          ---
Malcolm W. Applegate   33,607,433    6,983        ---          ---
William A. Franke      33,562,457   51,959        ---          ---
Eugene S. Pulliam      33,559,920   54,496        ---          ---
Dan Quayle             33,605,426    8,990        ---          ---
James C. Quayle        33,561,220   53,196        ---          ---
Frank E. Russell       33,604,925    9,491        ---          ---
Louis A. Weil III      33,562,171   52,245        ---          ---

The shareholders approved the selection of Geo. S. Olive & Co. LLC to serve as the independent auditors for the Company by the following vote:

                            Votes                             Broker
          Votes for        Against        Abstentions        Non-Votes
          ---------        -------        -----------        ---------

          33,612,392        1,390             634               ---

The shareholders approved the amended and restated Central Newspapers, Inc. Stock Compensation Plan by the following vote:

                            Votes                            Broker
          Votes for        Against        Abstentions       Non-Votes
          ---------        -------        -----------       ---------

          33,459,423       129,720           3,747            21,526

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


                                   CENTRAL NEWSPAPERS, INC.



Dated:  July 28, 1995              By:  /s/ Frank E. Russell
                                      -------------------------------------
                                      Frank E. Russell
                                      President and Chief Executive Officer



                                   By:  /s/ Wayne D. Wallace
                                      -------------------------------------
                                      Wayne D. Wallace
                                      Treasurer