Form 10-Q
period 1995-09-24
CENTRAL NEWSPAPERS INC
filed 1995-11-06
CIK 854094

United States

                    Securities and Exchange Commission
                          Washington, D.C.  20549



                                 FORM 10-Q


      (Mark One)
          x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        -----     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 24, 1995

        -----     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____to_____


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

                         YES   x   NO
                              ---     ---
The number of shares of each class of common stock outstanding as of September 24, 1995:

               CLASS  A COMMON STOCK              23,513,850
               CLASS  B COMMON STOCK              31,553,000

-----------------------------------------------------------------------------

                         Central Newspapers, Inc.

                            Index to Form 10-Q



Part I -- FINANCIAL INFORMATION                              Page

     Item 1 -- Financial Statements:

        Consolidated Statement of Financial Position           3-4

        Consolidated Statement of Income                       5

        Consolidated Statement of Shareholders' Equity         6

        Consolidated Statement of Cash Flows                   7

        Notes to Consolidated Financial Statements             8-10

    Item 2 -- Management's Discussion and Analysis of
              Financial Condition and Results of Operations   10-13

Part II -- OTHER INFORMATION                                  14-15

                                  PART I

Item 1. Financial Statements

                        CENTRAL NEWSPAPERS, INC.
               Consolidated Statement of Financial Position

=========================================================================
                                                     Sept. 24,  Dec. 25,
ASSETS                                                   1995      1994
(In thousands)                                       (Unaudited)
-------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                             $22,556   $22,105
 Marketable securities                                 102,929   107,413
 Accounts receivable (net of allowances of
   $1,104 and $1,071)                                   53,103    54,625
 Inventories                                             9,280     9,142
 Deferred income tax benefits                            6,420     7,636
 Other current assets                                    6,987     2,418
-------------------------------------------------------------------------
      Total current assets                             201,275   203,339
-------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
 Land                                                   16,913    14,665
 Buildings and improvements                             98,430    99,985
 Leasehold improvements                                  4,097     4,075
 Machinery and equipment                               319,526   302,333
 Construction in progress                               33,567     9,934
-------------------------------------------------------------------------
                                                       472,533   430,992
      Less accumulated depreciation                    200,786   181,675
-------------------------------------------------------------------------
                                                       271,747   249,317
-------------------------------------------------------------------------

OTHER ASSETS:
 Land held for development                               1,598     4,148
 Goodwill                                               28,996    29,112
 Investment in Affiliate                                 5,595     3,989
 Other                                                  14,107    10,539
-------------------------------------------------------------------------
                                                        50,296    47,788
-------------------------------------------------------------------------
TOTAL ASSETS                                          $523,318  $500,444
=========================================================================


See accompanying notes to consolidated financial statements.

                        CENTRAL NEWSPAPERS, INC.
               Consolidated Statement of Financial Position

=========================================================================
                                                     Sept. 24,  Dec. 25,
LIABILITIES AND SHAREHOLDERS' EQUITY                     1995      1994
(In thousands, except share data)                    (Unaudited)
-------------------------------------------------------------------------

CURRENT LIABILITIES:
 Accounts payable                                      $11,694   $17,134
 Accrued compensation                                   16,359    16,423
 Dividends payable                                       4,534     4,205
 Accrued expenses and other liabilities                 14,353    18,240
 Deferred revenue                                       16,651    14,430
-------------------------------------------------------------------------
      Total current liabilities                         63,591    70,432
-------------------------------------------------------------------------
DEFERRED INCOME TAXES                                   23,234    22,216
-------------------------------------------------------------------------
LONG-TERM DEBT (4 1/2% debentures due
   December 1, 1998)                                     2,678     2,678
-------------------------------------------------------------------------
POSTRETIREMENT BENEFIT OBLIGATION                       79,813    77,802
-------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY                          8,212     7,554
-------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
 Preferred stock--issuable in series:
   Authorized--25,000,000 shares
   Issued--none
 Class A common stock--without par value:
   Authorized--75,000,000 shares
   Issued--23,513,850 and 23,483,000 shares             18,885    18,182
 Class B common stock--without par value:
   Authorized--50,000,000 shares
   Issued--31,553,000 shares                                63        63
 Retained earnings                                     325,901   300,968
 Unrealized gain on available-for-sale securities          941       549
-------------------------------------------------------------------------
                                                       345,790   319,762
-------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $523,318  $500,444
=========================================================================
See accompanying notes to consolidated financial statements.

                          CENTRAL NEWSPAPERS, INC.
                      Consolidated Statement of Income
                                (Unaudited)

===============================================================================
(In thousands, except per share data)      13 Weeks Ended     39 Weeks Ended
                                        Sept. 24, Sept. 25, Sept. 24, Sept. 25,
                                            1995      1994      1995      1994
-------------------------------------------------------------------------------
OPERATING REVENUES:
 Advertising                            $104,013   $94,947  $317,524  $285,168
 Circulation                              30,518    29,285    94,528    90,822
 Other                                       973       618     2,806     1,650
------------------------------------------------------------------------------
                                         135,504   124,850   414,858   377,640
------------------------------------------------------------------------------

OPERATING EXPENSES:
 Operating costs                          61,959    53,823   187,234   160,671
 Distribution and general                 48,240    47,616   144,946   138,326
 Depreciation                              7,273     6,639    21,673    19,959
 Work force reduction cost                   864               2,622       132
------------------------------------------------------------------------------
                                         118,336   108,078   356,475   319,088
------------------------------------------------------------------------------

OPERATING INCOME                          17,168    16,772    58,383    58,552

OTHER INCOME                               2,103     1,578     7,361     4,278
 (principally investment income)

OTHER EXPENSE                               (283)     (275)     (831)     (695)
------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                18,988    18,075    64,913    62,135

PROVISION FOR INCOME TAXES                 7,649     7,347    26,503    25,375
------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST AND
 EQUITY IN AFFILIATE                      11,339    10,728    38,410    36,760

MINORITY INTEREST IN SUBSIDIARY             (284)     (668)     (913)   (2,575)

EQUITY IN AFFILIATE, NET OF TAX BENEFITS      79      (753)     (569)   (2,697)
------------------------------------------------------------------------------

NET INCOME                               $11,134    $9,307   $36,928   $31,488
==============================================================================

NET INCOME PER COMMON SHARE                 $.42      $.35     $1.39     $1.18
==============================================================================

DIVIDENDS DECLARED PER CLASS A COMMON SHARE $.17      $.14      $.45      $.38

AVERAGE COMMON SHARES OUTSTANDING         26,652    26,625    26,645    26,618


See accompanying notes to consolidated financial statements.

                                    CENTRAL NEWSPAPERS, INC.
                        Consolidated Statement of Shareholders' Equity
                                          (Unaudited)

===============================================================================
(In thousands)                                                       Unrealized
                                                                       Gain on
                                         Class A   Class B           Available-
                                          Common    Common  Retained  for-Sale
                                           Stock     Stock  Earnings Securities
-------------------------------------------------------------------------------
BALANCE AT DECEMBER 27, 1993             $17,137       $63  $273,493

 Adoption of SFAS No. 115,
   net of deferred income
   taxes and minority interest                                             $649
 Net income (39 weeks)                                        31,488
 Dividends declared:
   Class A common stock                                       (8,917)
   Class B common stock                                       (1,200)
 Exercise of stock options                   801
 Change in net unrealized gain on
   available-for-sale securities                                              6
-------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 25, 1994             17,938        63   294,864        655

 Net income (13 weeks)                                         9,833
 Dividends declared:
   Class A common stock                                       (3,287)
   Class B common stock                                         (442)
 Exercise of stock options                   244
 Change in net unrealized gain on
   available-for-sale securities                                           (106)
-------------------------------------------------------------------------------
BALANCE AT DECEMBER 25, 1994              18,182        63   300,968        549

 Net income (39 weeks)                                        36,928
 Dividends declared:
   Class A common stock                                      (10,575)
   Class B common stock                                       (1,420)
 Exercise of stock options                   703
 Change in net unrealized gain on
   available-for-sale securities                                            392
-------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 24, 1995            $18,885       $63  $325,901       $941
===============================================================================

See accompanying notes to consolidated financial statements.

                        CENTRAL NEWSPAPERS, INC.
                  Consolidated Statement of Cash Flows
                              (Unaudited)

 =========================================================================
(In thousands)                                         39 Weeks Ended
                                                     Sept. 24, Sept. 25,
                                                         1995      1994
-------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                            $36,928   $31,488
 Items which did not use (provide) cash:
   Depreciation and amortization                        22,266    20,356
   Postretirement and pension benefits                   3,386     4,751
   Gain on disposition of assets                          (594)     (159)
   Minority interest in earnings of subsidiary             912     2,575
   Equity in Affiliate                                     569     2,697
   Deferred income taxes                                 2,353     1,082
   Net purchases of trading securities                 (15,137)
   Net change in other current assets and liabilities   (9,866)      450
-------------------------------------------------------------------------
      Net cash provided by operating activities         40,817    63,240
-------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Purchase of property, plant and equipment-net         (41,990)  (13,748)
 Purchases of available-for-sale securities            (53,163) (194,678)
 Proceeds from available-for-sale securities            73,581   186,728
 Purchase of minority interest in subsidiary              (500)  (36,205)
 Investment in Affiliate                                (2,484)   (2,970)
 Other                                                  (4,539)     (774)
-------------------------------------------------------------------------
      Net cash used by investing activities            (29,095)  (61,647)
-------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Cash dividends paid                                   (11,190)   (9,580)
 Dividends paid to minority interest                      (678)   (1,937)
 Proceeds from exercise of stock options                   597       650
-------------------------------------------------------------------------
      Net cash used by financing activities            (11,271)  (10,867)
-------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           451    (9,274)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          22,105    22,143
-------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $22,556   $12,869
=========================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
 Income taxes paid during the period                   $28,017   $24,905
 Interest paid during the period                           161       161

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

4. During 1995 and 1994, the Company reduced its work force in response to the advertising environment and technological changes. Certain employees were offered retirement benefits through a non-qualified supplemental retirement plan. For the nine month period ended September 24, 1995, work force reduction costs were $2.6 million. For the nine month period ended September 25, 1994, work force reduction costs were $132,000.

5. The Company, through its subsidiaries, has a 13.5% partnership interest in Ponderay Newsprint Company (Ponderay), which was formed to own and operate a newsprint mill in Washington. The Company's investment in Ponderay at September 24, 1995 and September 25, 1994 was $36.4 million and $31.3 million.

The Company has committed to purchase for use in Phoenix the lesser of 13.5% of annual newsprint production or 28,400 metric tons on a "take if tendered" basis until the partnership debt is repaid. During the 39 weeks ended September 24, 1995 and September 25, 1994 the Company purchased $13.7 million and $9.8 million of newsprint from Ponderay. For the nine months ended September 30, 1995, Ponderay's net revenue and net losses were $107.9 million and $6.5 million, respectively; compared to $72.3 million and $30.8 million during the first nine months of 1994.

6. The Company's Stock Option Plan has 541,800 options exercisable as of September 24, 1995. During the nine month period ended September 24, 1995, options for 31,150 shares of Class A common stock were exercised.

7. During 1993, the Company announced the construction of a new downtown Phoenix office building. Total costs of the building and related expenditures are expected to be $32 million with completion anticipated in the first quarter of 1996. Phoenix Newspapers, Inc. will install a new computer system with an estimated cost of $20 million. The anticipated completion date is mid-1997. Formal commitments totaling $36.5 million have been entered into related to these and other capital projects. Cumulative expenditures on these commitments were $26.4 million at September 24, 1995.

The Company is constructing a production facility in Indianapolis at an estimated cost of $20 million with completion expected during the fourth quarter of 1995. Formal commitments of $17.2 million and cumulative expenditures of $14.2 million have been made on this project.

The Company's wholly-owned subsidiary, Topics Newspapers, Inc., is constructing a new production facility on the north side of Indianapolis at an estimated cost of $4.7 million with completion expected in the first quarter of 1996. Formal commitments of $3.9 million and cumulative expenditures of $894,000 have been made on this project.

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

Debt and equity securities at September 24, 1995 (in thousands):

                                              September 24, 1995
                                             ---------------------
(In thousands)                               Fair Value       Cost

Available-for-sale securities:
------------------------------
  Debt securities of the U.S.
   Treasury and agencies                       $ 40,062   $ 39,960
  Equity securities                               2,208        142
  Corporate debt securities                         513        506
                                               --------   --------
                                                 42,783     40,608
                                               --------   --------
Trading securities:
-------------------
  Debt securities of the U.S.
    Treasury and agencies                        11,226     11,216
  Corporate debt securities                      13,301     13,110
  Mortgaged-backed securities                    27,448     26,805
  Preferred stock                                10,266     10,184
  Other                                             125        191
                                               --------   --------
                                                 62,366     61,506
                                               --------   --------
    Total                                      $105,149   $102,114
                                               ========   ========

The net unrealized gain on trading securities included in earnings during the first nine months of 1995 amounted to $1.3 million.

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

On September 12, 1994, the Company completed the purchase of 3,591 shares of the Class A common stock of Indianapolis Newspapers, Inc. (INI) for $10,000 net in cash per share. The transaction increased the Company's ownership in INI to 89.9% from 71.2%. The increase in ownership will permit INI to be included in the consolidated group for income tax reporting. On June 1, 1995, the Company purchased 50 shares of Class A common stock of INI for $10,000 net in cash per share, which increased its ownership of INI to 90.2%. The Company does not anticipate the acquisition of shares will have a significant impact on reported earnings per share for the current fiscal year.

During the first quarter of 1995, INI announced a voluntary buy-out plan to certain union employees. This offer, which terminated on April 19, 1995, was accepted by 13 employees. Work force reduction costs associated with this offer were $527,000. During the second quarter of 1995, INI and Muncie Newspapers, Inc. completed a second voluntary staff reduction program offered to employees in certain nonunion departments. This program, which was accepted by 29 employees, resulted in work force reduction costs of $1.2 million. INI completed a third voluntary staff reduction program relating to the transportation department in the third quarter of 1995. This offer was accepted by 22 employees and resulted in work force reduction costs of $864,000.

Results of Operations -- Fiscal Third Quarter Comparisons

Operating revenues for the quarter increased $10.7 million, or 8.5%, which consisted of an increase in advertising revenue of $9.1 million, or 9.6%, and an increase in circulation revenue of $1.2 million, or 4.2%.

Advertising full run-of-press (ROP) linage was up 7.3% for the quarter.
Retail linage increased 3.4%, national linage decreased 8.5% and classified linage increased 12.2%. The increase in ROP linage reflects improved economic conditions in our markets. The volume of preprinted inserts, which includes local and national advertising supplements inserted into the newspapers, increased 10.4%.

Advertising revenue at Phoenix increased 10.5%, while full run linage was up 9.2%. At Indianapolis, advertising revenue was up 8.0%, while full run linage was up 4.6%. Both newspapers increased advertising rates during the first quarter of 1995 and Indianapolis increased certain classified linage rates during the third quarter.

Circulation revenue increased 5.7% at Phoenix. Circulation of the Phoenix morning newspaper was up 2.4%, evening down 3.4% and Sunday circulation decreased 1.3%. Effective March 12, 1995, the Sunday single-copy price of the Phoenix newspaper increased to $2.00 from $1.50. On August 21, 1995, the home-delivered price of the Phoenix daily newspapers increased by an average of $.35 per week. Circulation revenue increased 1.3% at Indianapolis. Circulation of the Indianapolis morning newspaper was down 1%, evening down 15.4% and Sunday down 1.2%. Effective March 6, 1995, the home-delivered price of the Indianapolis daily newspapers increased to $1.80 per week from $1.50. The daily single-copy price increased to $.50 from $.35. Generally, a rate increase will cause a temporary decline in circulation; however, the evening newspapers have experienced an ongoing decline in their circulation.

Operating expenses of $118.3 million were up 9.5% for the period.
Compensation expense, which includes fringe benefits, was down 2% for the period. The decrease in compensation expense reflects slightly higher payroll costs of 1.4% related to the zoned and total market advertising programs offset by reductions in expense associated with employee insurance programs and postretirement expenses. Newsprint expense increased 44.6%, reflecting a 2.9% decrease in consumption offset by significantly higher newsprint prices. It is anticipated suppliers will further increase newsprint prices during the first quarter of 1996. Depreciation expense of $7.3 million increased 9.6%. The Company incurred work force reduction costs of $864,000 during the current quarter. Other operating, distribution and general expenses were up 6.9%, reflecting costs associated with production and delivery of the zoned advertising products and increased promotional expenses.

Operating income increased $396,000, or 2.4%. Other income was up $525,000, or 33.3%, due to higher earnings on cash investments. Income before provision for income taxes was up $913,000, or 5.1%. The provision for income taxes increased $302,000, or 4.1%, and reflects higher income for the period.

Minority interest in subsidiary decreased primarily from the increase in the Company's ownership of Indianapolis Newspapers, Inc. from 71.2% to 89.9% on September 12, 1994. The Company also acquired additional shares in June, 1995 that increased the Company's ownership to 90.2%. Equity in Affiliate (Ponderay Newsprint Company), net of tax benefits, changed from a loss of $753,000 in the third quarter of 1994 to income of $79,000 in the third quarter of 1995 and reflects higher newsprint prices resulting in improved operations by Ponderay.

Net income for the quarter increased $1.8 million, or 19.6%, compared to the same period the prior year. Earnings per share for the quarter were $.42 for 1995, an increase of 20%, from the $.35 per share the prior year quarter. Earnings per share for the 1995 quarter included an after-tax charge of $.02 for work force reduction costs.


Results of Operations -- Fiscal Nine Months Comparisons

Operating revenues for the period increased $37.2 million, or 9.9%, which consisted of an increase in advertising revenue of $32.4 million, or 11.4%, and an increase in circulation revenue of $3.7 million, or 4.1%.

Advertising full run-of-press (ROP) linage was up 9.2% for the period. Retail linage increased 6.8%, national linage increased 1.6% and classified linage increased 12.2%. The increase in ROP linage reflects improved economic conditions in our markets. The volume of preprinted inserts, which includes local and national advertising supplements inserted into the newspapers, increased 14.6%.

Advertising revenue at Phoenix increased 12.6% while full run linage was up 11.7%. At Indianapolis, advertising revenue was up 9.2% while full run linage was up 5.4%. Both newspapers increased advertising rates during the first quarter of 1995 and Indianapolis increased certain classified linage rates during the third quarter.

Circulation revenue increased 5.7% at Phoenix. Circulation of the Phoenix morning newspaper was up 2.5%, evening down 5.6% and Sunday circulation decreased .7%. Effective March 12, 1995, the Sunday single-copy price of the Phoenix newspaper increased to $2.00 from $1.50. On August 21, 1995, the home-delivered price of the Phoenix daily newspapers increased by an average of $.35 per week. Circulation revenue increased .5% at Indianapolis. Circulation of the Indianapolis morning newspaper was down 1.6%, evening down 13.8% and Sunday down 1.9%. Effective March 6, 1995, the home-delivered price of the Indianapolis daily newspapers increased to $1.80 per week from $1.50. The daily single-copy price increased to $.50 from $.35. Generally, a rate increase will cause a temporary decline in circulation; however, the evening newspapers have experienced an ongoing decline in their circulation.

Operating expenses of $356.5 million were up 11.7% for the period. Compensation expense, which includes fringe benefits, was up 1.6% for the period. The increase in compensation expense reflects higher payroll costs of 3.2% related to the zoned and total market advertising program in Indianapolis and payroll expense related to production volume increases in Phoenix. Newsprint expense increased 42.9%, reflecting a .3% increase in consumption and higher newsprint prices. It is anticipated suppliers will further increase newsprint prices during the first quarter of 1996. Depreciation expense of $21.7 million increased 8.6%. The Company incurred work force reduction costs of $2.6 million during the current nine month period compared to $132,000 last year. Other operating, distribution and general expenses were up 9.7% reflecting costs associated with production and delivery of the zoned advertising products, increased promotional expenses and higher property taxes. General expenses for 1994 included a $951,000 property tax refund.

Operating income decreased $169,000, or .3%.  Other income was up
$3.1 million, or 72.1%, due to higher earnings on cash investments. Income before provision for income taxes was up $2.8 million, or 4.5%. The provision for income taxes increased $1.1 million, or 4.5%, and reflects higher income for the period.

Minority interest in subsidiary decreased primarily from the increase in the Company's ownership of Indianapolis Newspapers, Inc. from 71.2% to 89.9% on September 12, 1994. The Company also acquired additional shares in June, 1995 that increased the Company's ownership to 90.2%. Equity in Affiliate (Ponderay Newsprint Company), net of tax benefits, decreased $2.1 million from a loss of $2.7 million in 1994 to a loss of $569,000 in 1995 and reflects higher newsprint prices resulting in improved operations by Ponderay.

Net income for the period increased $5.4 million, or 17.3%, compared to the same period the prior year. Earnings per share for the period were $1.39 for 1995, an increase of 17.8%, from the $1.18 per share the prior year period. Earnings per share for the 1995 period included an after-tax charge of $.06 for work force reduction costs while the 1994 period benefited from a property tax refund of $.02 per share.


Liquidity and Capital Resources

Net cash provided by operating activities of $40.8 million and the net proceeds from available-for-sale securities of $20.4 million was used primarily for the purchase of property and equipment, investment in Affiliate and the payment of dividends. At the end of the period, the Company's cash and investments in marketable securities totaled $125.5 million, down $4 million from the beginning of the year. Working capital at September 24, 1995 was $137.7 million, up $4.8 million from the beginning of the year.

Capital expenditures through September 24, 1995 were $42 million. Capital expenditures for the year are expected to approximate $80 million.

Phoenix Newspapers, Inc. (PNI) is constructing a new downtown Phoenix office building. Total costs of the building and related expenditures are expected to be $32 million with completion anticipated in the first quarter of 1996. PNI will install a new computer system with an estimated cost of $20 million with completion expected in mid-1997. Formal commitments totaling $36.5 million have been entered into related to these and other capital projects at PNI. Expenditures on these commitments were $26.4 million at September 24, 1995.

Indianapolis Newspapers, Inc. is building a production facility in Indianapolis with completion expected during the fourth quarter of 1995 and plans to acquire a building for their downtown facility. Estimated costs of these projects are $26 million. Formal commitments of $17.2 million have been entered into on these projects. Expenditures on these projects were $14.2 million at September 24, 1995.

The Company's wholly-owned subsidiary, Topics Newspapers, Inc., is constructing a new facility on the northside of Indianapolis at an estimated cost of $4.7 million with completion expected in the first quarter of 1996. Formal commitments of $3.9 million and cumulative expenditures of $894,000 have been made on this project.

In addition, the Board of Directors have approved investments in partnership business ventures of $12.5 million. As of September 24, 1995, the Company has cumulatively invested $5.6 million in these partnerships. The Company currently does not anticipate borrowing any funds for these capital projects and investments.

The Company invested $472,000 in Ponderay Newsprint Company (Affiliate) during the current quarter and expects to contribute additional funds to help finance its operations. The Company currently expects to invest approximately $3 million in its Affiliate during 1995. The debt guarantees related to Ponderay are discussed in Notes to Consolidated Financial Statements in the 1994 Annual Report.

Quarterly dividends of $.17 per share on Class A common stock and $.017 per share on Class B common stock were declared during the quarter. This represents an increase over the prior quarter of $.03 per share on the Class A common stock and $.003 on the Class B common stock.

The Company has significant cash balances, a consistent ability to generate cash flow from operations and credit resources. The Company foresees no difficulty in maintaining its present financial condition and liquidity. Funding of current and future capital programs and investments in partnerships is considered adequate for the foreseeable future.

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


                                   CENTRAL NEWSPAPERS, INC.




Dated:  October 30, 1995         By: /s/ Frank E. Russell
                                    ----------------------------
                                    Frank E. Russell
                                    President and Chief Executive
                                    Officer


                                 By: /s/ Robert L. Lowry
                                    -----------------------------
                                    Robert L. Lowry
                                    Controller