Form 10-K
period 1995-12-31
CENTRAL NEWSPAPERS INC
filed 1996-03-22
CIK 854094

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates on February 29, 1996, based on the closing price for the Company's Class A Common Stock on the New York Stock Exchange on such date and assuming the conversion of all outstanding shares of Class B Common Stock into shares of Class A Common Stock at a ratio of one-tenth (.1) of a share of Class A Common Stock for each share of Class B Common Stock: approximately $420,846,000. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included as shares owned by affiliates, the shares of Class A Common Stock and Class B Common Stock beneficially owned by officers and directors of the registrant and by holders of 10% or more of either class. Such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

Shares outstanding at February 29, 1996:

                   Class A Common Stock -- 23,561,111 shares
                   Class B Common Stock -- 31,553,000 shares

Documents incorporated by reference:

Portions of the Company's 1995 Annual Report to Shareholders (incorporated in
Part II to the extent provided in items 5, 6, 7 and 8 hereof) and the definitive Proxy Statement for the Company's 1996 Annual Meeting of Shareholders (to be held April 17, 1996) filed pursuant to Rule 14a-6 of the Securities Exchange
Act of 1934 (incorporated in Part III to the extent provided in items 10, 11, 12 and 13 hereof).

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

                                    PART I

Item 1.  Business.

Central Newspapers, Inc. (the "Company") is engaged, through its subsidiaries, in newspaper publishing primarily in the metropolitan areas of Phoenix, Arizona and Indianapolis, Indiana. The Company is an Indiana corporation organized in 1934. Through its wholly-owned subsidiary, Phoenix Newspapers, Inc., the Company publishes The Arizona Republic (mornings and Sunday), The Phoenix Gazette (evenings) and the Arizona Business Gazette (weekly). Through its 90.2%-owned subsidiary, Indianapolis Newspapers, Inc., the Company publishes The Indianapolis Star (mornings and Sunday) and The Indianapolis News (evenings). The Company also publishes several daily and weekly newspapers serving smaller communities in Indiana. The Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that owns and operates a newsprint mill in the state of Washington.

The Company has published its newspapers in its two primary markets for more than forty-six years. The Company has managed its newspapers with the objective of long-term growth and believes that this philosophy has contributed to the stability of the Company's operations. The Company's ability to establish and maintain its daily newspapers as the only major newspapers in their respective markets has promoted its growth and is of primary importance in attracting and maintaining advertising, the principal source of revenue for the Company. Each of the Company's newspapers has substantial autonomy over editorial policy.


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


Circulation

As of December 31, 1995, approximately 84% of the daily and 71% of the Sunday circulation of The Arizona Republic and 89% of the daily circulation of The Phoenix Gazette were home delivered. Single copy sales account for approximately 29% of Sunday newspaper sales and approximately 15% of combined daily newspaper sales.

The Arizona Business Gazette contains business news and legal notices relating to the Phoenix metropolitan area. The average paid circulation of the Arizona Business Gazette was 9,599, 10,340 and 10,351 for 1993, 1994 and 1995.

The circulation levels of The Arizona Republic and The Phoenix Gazette are seasonal due to the large number of part-year residents of the Phoenix area. Historically, circulation for The Arizona Republic and The Phoenix Gazette achieves its highest levels in February and decreases during the late spring and summer months. During 1995, the seasonal variation in combined daily circulation and Sunday circulation was approximately 86,500 and 103,000, respectively. The following table shows the average paid circulation for The Arizona Republic and The Phoenix Gazette for the last three fiscal years. The figures for 1993 and 1994 are based upon annual reports issued by the Audit Bureau of Circulations ("ABC"), an independent agency which audits the circulation of daily and Sunday newspapers and include circulation outside the Phoenix metropolitan statistical area ("MSA"). The figures for 1995 are based upon the records of the Company because, as of the date of this report, the ABC annual report for 1995 has not been released. Net circulation revenue for the last three fiscal years is based upon the records of the Company.

                                    52 Weeks    52 Weeks   53 Weeks
                                    Dec. 26     Dec. 25    Dec. 31
Fiscal Years Ended                    1993        1994       1995

The Arizona Republic (Sunday)        573,497    587,919    585,226
The Arizona Republic (Daily)         365,544    379,093    388,800
The Phoenix Gazette (Daily)           81,118     75,494     72,301

Net Circulation Revenue
  (in thousands)                     $74,368    $77,537    $84,212

Effective June 1994, the home delivery pricing structure for seven day subscriptions is based on length of subscription. Effective August 1995, the home-delivered price for The Arizona Republic (seven days) in the Phoenix MSA, ranges from $3.25 per week for a fifty-two week subscription to $3.50 per week for an eight week subscription. There is also a four week bank withdrawal option of $3.25 per week. The home-delivered price for The Phoenix Gazette (seven days) in the Phoenix MSA, which includes six evenings and one Sunday paper, ranges from $3.00 per week for a fifty-two week subscription to $3.25 per week for an eight week subscription with a four week bank withdrawal option of $3.00 per week. The home-delivered price for The Arizona Republic (six days) is $2.10 per week for all subscription terms. The home-delivered price for The Phoenix Gazette (six days) is $1.80 per week for all subscription terms. A weekend package comprising the Sunday paper and the Friday and Saturday edition of either the morning or evening paper is offered at $2.50 per week. During January 1993, the single copy price of the morning paper increased by $.15 to $.50. The single copy price of the afternoon paper is $.35. During March 1995, the single copy price of the Sunday paper increased by $.50 to $2.00.

Advertising

The newspapers generate revenue from two primary types of advertisements, "run of paper," which are printed in the body of the newspaper, and "preprinted," which are furnished by the advertiser and inserted into the newspaper. PNI derives the majority of its advertising revenue from run of paper advertisements. However, like other major newspapers, The Arizona Republic and The Phoenix Gazette have experienced an increase in advertisers use of preprinted advertisements in recent years. Because preprinted advertisements are furnished by the advertisers and can be distributed by alternate means, revenues and profits from preprinted advertisements are generally lower than would be derived if an advertiser had chosen to use run of paper advertisements. To encourage use of run of paper advertisements, PNI structures its advertising rates to provide more favorable rates to high volume and frequent run of paper advertisers.

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

The combined run of paper advertising linage for The Arizona Republic, The Phoenix Gazette and the Arizona Business Gazette for the past three fiscal years and the combined advertising revenues of the newspapers for such periods are set forth in the following table:

                                    52 Weeks    52 Weeks   53 Weeks
                                    Dec. 26     Dec. 25    Dec. 31
Fiscal Years Ended                    1993        1994       1995

Advertising Linage--Run of Paper
  (in thousands of six-
  column inches):
Full run                               3,562       4,014      4,513
Part run                               2,239       2,350      2,278
Weekly                                   278         269        245

Net Advertising Revenue
  (in thousands)                    $218,092    $248,528   $284,468


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


Production

The Arizona Republic and The Phoenix Gazette merged the editorial news staffs in 1995 and share production facilities and equipment. The editing and composing functions are performed primarily at PNI's facility in downtown Phoenix. To increase efficiency and reduce work force requirements, the editing and composing functions have been computerized. Electronic pagination allows entire pages of the newspaper to be formatted at a computer terminal. Composed pages are electronically transmitted from PNI's downtown facility to its two satellite production facilities.

PNI's two satellite production facilities are located in Deer Valley which is north of downtown Phoenix and in Mesa, Arizona. Construction of the Deer Valley facility began in 1990 and was completed in 1992. This facility includes four new offset presses and related production equipment as well as circulation, advertising and editorial offices. Production began during the first quarter of 1992 with full operation commencing in the third quarter of 1992. The Mesa facility began operation in 1982 and has been expanded and upgraded since that date. It has three offset presses and related production equipment.

Because of the growth expected in the Phoenix area, PNI owns an additional site in western Maricopa County for a future satellite production facility.


INDIANAPOLIS NEWSPAPERS, INC.

Indianapolis Newspapers, Inc. ("INI") was formed by the Company in 1948. The Company owns all of the issued and outstanding Class B Common Stock of INI. On September 12, 1994 and June 1, 1995, the Company purchased 3,591 shares and 50 shares, respectively, of Class A Common Stock of INI which increased the Company ownership of Class A Common Stock to 67.2% from 4.1%. The Company now owns 90.2% of the voting power and equity and has the right to elect INI's Board of Directors. Prior to these purchases, the Company owned 71.2% of the voting power and equity of INI. The remaining 9.8% of the voting power and equity of INI is held either directly or through trusts by members of the family which previously owned The Indianapolis News. The primary newspapers published by INI are The Indianapolis Star (mornings and Sunday) and The Indianapolis News (evenings).


Circulation

As of December 31, 1995, approximately 82% of the daily and 80% of the Sunday circulation of The Indianapolis Star and 82% of the daily circulation of The Indianapolis News were home delivered. Single copy sales account for approximately 19% of Sunday newspaper sales and 16% of combined daily newspaper sales.

The following table shows the average paid circulation for The Indianapolis Star and The Indianapolis News for the last three fiscal years. The figures for 1993 and 1994 are based upon annual reports issued by the ABC and include circulation outside the Indianapolis MSA. The figures for 1995 are based upon records of the Company because, as of the date of this report, the ABC annual report for 1995 has not been released. Net circulation revenue for the last three fiscal years is based upon the records of the Company.

                                    52 Weeks    52 Weeks   53 Weeks
                                    Dec. 26     Dec. 25    Dec. 31
Fiscal Years Ended                    1993        1994       1995


The Indianapolis Star (Sunday)      411,260     404,468    399,347
The Indianapolis Star (Daily)       231,150     229,876    229,510
The Indianapolis News (Daily)        93,256      87,468     72,628

Net Circulation Revenue
  (in thousands)                    $38,523     $38,886   $ 39,507


The home delivery price for The Indianapolis Star (seven days) in the Indianapolis MSA is $3.30 per week which includes a $.30 price increase during March 1995. The home delivery price for The Indianapolis News (six days) is $1.80 per week which includes a $.30 price increase during March 1995. The single copy price is $.50 for each daily paper which includes a $.15 price increase during March 1995. The home delivery price of the Sunday newspaper is $1.50, which includes a $.25 price increase during May 1993. The single copy price of the Sunday newspaper is $1.50 which includes a $.25 price increase during September 1991.


Advertising

Newspapers generate revenue from two primary types of advertisements, "run of paper," which are printed in the body of the newspaper, and "preprinted," which are furnished by the advertiser and inserted into the newspaper. INI derives the majority of its advertising revenue from run of paper advertisements.

Like the Company's Phoenix newspapers, The Indianapolis Star and The Indianapolis News have experienced an increase in advertisers use of preprinted advertisements in recent years. To encourage use of run of paper advertisements, INI structures its advertising rates to provide more favorable rates to high volume and frequent run of paper advertisers. The combined run of paper advertising linage for The Indianapolis Star and The Indianapolis News for the past three fiscal years and the combined advertising revenue of the newspapers for such periods are set forth in the following table:

                                   52 Weeks    52 Weeks   53 Weeks
                                    Dec. 26     Dec. 25    Dec. 31
Fiscal Years Ended                    1993        1994       1995


Advertising Linage--Run of Paper
  (in thousands of six-
  column inches):
Full run                               2,458       2,716      2,937
Part run                                  62         125         96

Net Advertising Revenue
  (in thousands)                    $114,004    $131,288   $145,267


Distribution

INI distributes The Indianapolis Star and The Indianapolis News primarily by home delivery through a network of approximately 3,200 carriers. Carriers are independent contractors who purchase newspapers from INI and resell them to their customers.


Production

The Indianapolis Star and The Indianapolis News merged the editorial news staffs in 1995 and share production and distribution facilities. All editorial and production functions are handled from INI's facility in downtown Indianapolis. Distribution functions are performed at both the downtown production facility and at the satellite facility which was completed in 1995 at a cost of $20
million.   INI's downtown production facility is equipped with six offset presses, after the conversion of four letterpress presses and the installation of two new offset presses during the period 1988 through 1992 at a cost of $57.7 million.


SMALLER NEWSPAPERS

The Company also publishes several smaller newspapers. Through Muncie Newspapers, Inc., which is 88% owned by INI and 12% owned by the Company, the Company publishes The Muncie Star (mornings and Sunday) and The Muncie Evening Press (evenings). These two daily newspapers serve the Muncie, Indiana area, which has a population of approximately 119,000. As of December 31, 1995, the average paid circulation of The Muncie Star was 28,157 daily, and 35,694 Sunday and the average paid circulation of The Muncie Evening Press was 12,092 daily.

The Company publishes the Vincennes Sun-Commercial, a daily newspaper which serves the city of Vincennes, Indiana, with a population of approximately 19,800. As of December 31, 1995, the average paid circulation of the Vincennes Sun-Commercial was 13,465 daily (five days) and 15,524 Sunday. In October 1995, the Company acquired certain assets of Transcontinental Media Inc., including The Knox County News, The Knox County Shopping News and The Green County Shopping News. The circulation of the Knox County News, renamed the North Knox News is approximately 1,200.

During January 1993, the Company formed Topics Newspapers, Inc. as a wholly-owned subsidiary to purchase the net assets of two daily newspapers, one weekly newspaper and twelve controlled circulation newspapers that serve the fastest growing area of metropolitan Indianapolis. As of December 31, 1995, the average paid circulation of The Daily Ledger was 10,175 (six days) and the combined weekly circulation was 90,833.

The revenues received by the Company from these smaller publications represented approximately 4% of the total revenues of the Company in each of its last three fiscal years.


RAW MATERIALS - PONDERAY NEWSPRINT COMPANY

The Company consumed approximately 165,000 metric tons of newsprint in fiscal year 1995 and estimates that consumption will be unchanged in fiscal year 1996. The Company currently obtains its newsprint from a number of suppliers, both foreign and domestic, under long-term contracts, standard in the industry, which offer dependable sources of newsprint at current market rates.

To provide the Company with an additional source of newsprint for a portion of its needs, the Company formed Central Newsprint Company, Inc. and Bradley Paper Company (the "Newsprint Subsidiaries"), both of which are wholly-owned subsidiaries of the Company. The Newsprint Subsidiaries, together with four other newspaper publishing companies and a Canadian newsprint manufacturer, are partners in Ponderay Newsprint Company ("Ponderay"), a general partnership formed to own and operate a newsprint mill in Usk, Washington. The mill began operations in December 1989. PNI has committed to purchase in 1996 the lesser of 13.5% of Ponderay's newsprint production or 34,900 metric tons on a "take if tendered" basis until the debt of Ponderay is repaid.


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


EMPLOYEES - LABOR

As of January 31, 1996, the Company had approximately 5,188 employees (including 1,450 part-time employees), 44% of whom were covered by collective bargaining agreements. The Company has never had a significant strike or work stoppage at its operations and considers its labor relationships with its employees to be good.


EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 29, 1996, the executive officers of the Company and their ages are as follows:

Name                      Age  Positions

Malcolm W. Applegate      60   Director; President and
                               General Manager of INI

Thomas K. MacGillivray    35   Treasurer and Chief Financial Officer

John F. Oppedahl          51   Publisher and Chief Executive Officer
                               of Phoenix Newspapers, Inc.

Eugene S. Pulliam         81   Director and Executive
                               Vice President; President
                               of PNI; Publisher of
                               The Indianapolis Star and
                               The Indianapolis News

Frank E. Russell          75   Director; Chairman of the Board and
                               Assistant Secretary

Louis A. Weil, III        54   Director; President and Chief
                               Executive Officer; Chairman of the Board of
                               Phoenix Newspapers, Inc.

Malcolm W. Applegate has been President since May 1993 and General Manager since July 1990 of Indianapolis Newspapers, Inc. From 1985 until assuming his current position with Indianapolis Newspapers, Inc., Mr. Applegate was publisher of the Lansing (Michigan) State Journal. He has been a director of the Company since 1991.

Thomas K. MacGillivray has been Chief Financial Officer since January 4, 1996. Previously, he was Director of Investments since April, 1993. He was Vice President and Equity Portfolio Manager for Sovran Capital Management from January 1989 until March 1993.

John F. Oppedahl has been Publisher and Chief Executive Officer of Phoenix Newspapers, Inc. since January 1996. Previously, he was Executive Editor of Phoenix Newspapers, Inc. since 1993 and Managing Editor of the Arizona Republic from 1989 to 1993.

Eugene S. Pulliam has been the Publisher of The Indianapolis Star and The Indianapolis News since 1975 and President of Phoenix Newspapers, Inc. since 1979. He has been a director of the Company since 1954. Mr. Pulliam is a brother-in-law of James C. Quayle and the uncle of Dan Quayle, both of whom are directors of the Company.

Frank E. Russell has been Chairman of the Board and Assistant Secretary since January 1996. Previously, he was President of the Company since 1979. He has been a director of the Company since 1974.

Louis A. Weil, III has been President and Chief Executive Officer since January 1996. He served as Publisher and Chief Executive Officer of The Arizona Republic and The Phoenix Gazette and Executive Vice President of Phoenix Newspapers, Inc. between July 1991 and January 1996. Mr. Weil served as Publisher of Time from May 1989 to July 1991 and President and Publisher of The Detroit News from May 1987 to May 1989. Mr. Weil serves as a member of the Board of Directors of Global Government Plus Fund, Inc. as well as eleven investment companies within the Prudential family of mutual funds. He has been a director of the Company since 1991.

Each executive officer will serve as such until his successor is chosen and qualified. No family relationships exist among the Company's executive officers.


Item 2.  Properties.

The corporate headquarters of the Company is located at 135 North Pennsylvania Street Suite 1200, Indianapolis, Indiana 46204. The general character, location and approximate size of the principal physical properties owned by the Company at the end of fiscal year 1995 are set forth below. In addition to those listed, the Company owns employee recreational facilities and other real estate aggregating approximately 130 acres.

                                            Approximate Area
                                             in Square Feet
Printing plants, business and editorial
  offices and warehouse space
                                         Owned          Leased

 Phoenix, Arizona                       940,176         145,881
 Mesa, Arizona                          160,815             ---
 Indianapolis, Indiana                  693,152         157,640
 Muncie, Indiana                         67,658             ---
 Vincennes, Indiana                      19,350             ---
 Noblesville, Indiana                     7,500           5,412
 Carmel, Indiana                         13,460             ---
 Bicknell, Indiana                          ---           2,500

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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the quarter ended December 31, 1995 through the solicitation of proxies and otherwise.


                                  PART II

Item 5.  Markets for Registrant's Common Equity and Related Stockholder Matters.

The information set forth under the caption "Shareholder Information" on page 31 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.


Item 6.  Selected Financial Data.

The information set forth under the caption "Ten-Year Financial Highlights" on page 28 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" beginning on page 10 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

The Company's Consolidated Financial Statements and Notes thereto, together with the report thereon of Geo. S. Olive & Co. LLC dated February 7, 1996, appearing on pages 14 through 27 of the Company's 1995 Annual Report to Shareholders, and the information contained under the heading "Quarterly Financial Information (unaudited)" on page 30 of such Annual Report to Shareholders are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

Incorporated herein by reference is the information set forth under the captions "Election of Directors," on page 4 and "Committees of the Board of Directors and Compensation of Directors" on page 5 and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 13 of the Company's definitive Proxy Statement to be used in connection with the 1996 Annual Meeting of Shareholders. See Part I, Item 1 of this report for information regarding the executive officers of the Company.


Item 11.  Executive Compensation.

Incorporated herein by reference is the information set forth under the captions "Compensation of Executive Officers" on page 6 of the Company's definitive Proxy Statement to be used in connection with the 1996 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference is the information set forth under the captions "Voting Securities And Principal Holders Thereof" on page 1 and "Security Ownership of Management" on page 3 of the Company's definitive Proxy Statement to be used in connection with the 1996 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions.

Incorporated herein by reference is the information set forth under the captions "Transactions With Certain Related Persons" and "Compensation Committee Interlocks and Insider Participation" on page 13 of the Company's definitive Proxy Statement to be used in connection with the 1996 Annual Meeting of Shareholders.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) List of Documents Included in this Report.

    1. Financial Statements.

    The following financial statements are incorporated into this report by reference to the Company's 1995 Annual Report to Shareholders:

      (i) Independent Auditor's Report

     (ii) Consolidated Statement of Income for each of the three fiscal years in the period ended December 31, 1995

    (iii) Consolidated Statement of Financial Position as of December 31, 1995 and December 25, 1994

     (iv) Consolidated Statement of Shareholders' Equity for each of the three fiscal years in the period ended December 31, 1995

      (v) Consolidated Statement of Cash Flows for each of the three fiscal years in the period ended December 31, 1995

     (vi) Notes to Consolidated Financial Statements

      2.  Supplementary Data and Financial Statement Schedules.

      (i) Incorporated herein by reference is the information set forth under the caption "Quarterly Financial Information (Unaudited)" appearing on page 30 of the Company's 1995 Annual Report to Shareholders

     (ii) The following financial statement schedule and report with respect thereto are filed as a part of this Report:

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

     3. Exhibits Required by Securities and Exchange Commission Regulation
        S-K.

      (i) The following exhibits are filed as a part of this report:

          Exhibit
          Number Description of Document

            3.2  Amended and Restated Code of By-Laws of Central Newspapers,
                 Inc.

          *10.13 Termination Benefits Agreement dated as of February 23, 1996 between Central Newspapers, Inc. and Louis A. Weil, III

          *10.14 Amended and Restated Central Newspapers, Inc. Stock
                 Compensation Plan

           13 Portions of the 1995 Annual Report to Shareholders of Central Newspapers, Inc. incorporated by reference into the 1995 Annual Report on Form 10-K

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

            4.2 Indenture between Indianapolis Newspapers, Inc. and the Indiana Trust Company, as trustee, dated as of December 1, 1948 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

           10.1 Indenture creating the Eugene C. Pulliam Trust, dated as of December 9, 1965, as amended (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

           10.2 Newsprint Purchase Agreement between Ponderay Newsprint Company and Phoenix Newspapers, Inc., dated as of November 18, 1987 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

          *10.3 The Phoenix Newspapers, Inc. Non-Qualified Supplemental Retirement Plan (Filed with Form 10-K for year ended December 30, 1990)

           10.4 Ponderay Newsprint Company Partnership Agreement between Lake Superior Forest Products Inc. and Central Newsprint Company, Inc. dated as of September 12, 1985 (Filed August 10, 1989 with Form S-1 Registration Statement,
                     No. 33-30436)

           10.5 Amendment to Ponderay Newsprint Company Partnership Agreement between Lake Superior Forest Products Inc., Central Newsprint Company, Inc., Bradley Paper Company, Copley Northwest, Inc., Puller Paper Company, Newsprint Ventures, Inc., Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper Company, dated as of June 30, 1987 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

           10.6 Guarantee by Central Newspapers, Inc. dated as November 18, 1987 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

* Represents a contract, plan or arrangement providing for executive officer or director benefits.

          *10.7 Form of Split-Dollar Life Insurance Agreement for Executive Officers between the Registrant and Malcolm W. Applegate and Louis A. Weil, III (Filed with Form 10-K for year ended December 27, 1992)

          *10.8 Form of Split-Dollar Life Insurance Agreement for Outside Directors between the Registrant and Kent E. Agness, William A. Franke and Dan Quayle (Filed with Form 10-K for year ended December 27, 1992)

          *10.9 Form of Death Benefit Only Insurance Plan Agreement between the Registrant and Frank E. Russell, Eugene S. Pulliam and James C. Quayle (Filed with Form 10-K for year ended December 27, 1992)

          *10.10 Central Newspapers, Inc. Unfunded Supplemental Retirement Plan (Filed with Form 10-K for the year ended December 25, 1994)

          *10.11 Central Newspapers, Inc. Non-Qualified Savings Plan, as amended (Filed with Form 10-K for the year ended December 25, 1994)

          *10.12 Central Newspapers, Inc. Director's and Officer's Charitable Award Program (Filed with form 10-K for the year ended December 25, 1994)

           21 Subsidiaries of the Registrant (Filed with Form 10-K for year ended December 26, 1993)

* Represents a contract, plan or arrangement providing for executive officer or director benefits.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the fourth quarter of 1995.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Indianapolis, state of Indiana, on this 19th day of March, 1996.

                     CENTRAL NEWSPAPERS, INC.

                     By:  /s/ Louis A. Weil, III
                        --------------------------
                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of March, 1996.

     Signature                           Title

(1)  Principal Executive Officer

     /s/ Louis A. Weil, III              President, Chief Executive
     -----------------------               Officer and Director
      Louis A. Weil, III

(2)  Principal Financial and
     Accounting Officer

     /s/ Thomas K. MacGillivray          Treasurer and Chief Financial Officer
    ----------------------------
     Thomas K. MacGillivray

(3)  A majority of the Board of Directors

     /s/ Kent E. Agness                  Director
    ----------------------
     Kent E. Agness

     /s/ Malcolm W. Applegate            Director
     ----------------------
     Malcolm W. Applegate

     /s/ William A. Franke               Director
     ----------------------
     William A. Franke

     /s/ Eugene S. Pulliam               Director
     ----------------------
     Eugene S. Pulliam

     /s/ Dan Quayle                      Director
     ----------------------
     Dan Quayle

     /s/ James C. Quayle                 Director
     -----------------------
     James C. Quayle

     /s/ Frank E. Russell                Director, Chairman of the Board and
     -----------------------              Assistant Secretary
     Frank E. Russell

        INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE



Board of Directors and Shareholders
Central Newspapers, Inc.


We have audited the consolidated financial statements of Central Newspapers, Inc. and Subsidiaries at December 31, 1995 and December 25, 1994 and for each of the three fiscal years in the period ended December 31, 1995 and have issued our report dated February 7, 1996. Such financial statements and reports are included in the 1995 Annual Report to Shareholders and are incorporated herein by reference.

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


/s/ Geo. S. Olive & Co. LLC
---------------------------
GEO. S. OLIVE & CO. LLC

Indianapolis, Indiana
February 7, 1996

Schedule II
                     CENTRAL NEWSPAPERS, INC. AND SUBSIDIARIES
                                Valuation Accounts


     Column A            Column B          Column C       Column D    Column E
                                   ----------------------
                                   Additions
                        Balance at Charged to  Charged to             Balance at
                        Beginning  Costs and     Other                  End
    Description         of Period   Expense     Accounts  Deductions  of Period
    -----------         ---------  ----------  ---------- ----------  ---------
Year Ended December 31,
  1995 (53 Weeks):

Provision for doubtful
 accounts and advertising
  refunds               $1,071,387 $5,796,378           $(5,800,562)  $1,067,203

Year Ended December 25,
  1994 (52 Weeks):

Provision for doubtful
 accounts and advertising
  refunds               $1,141,957 $4,569,894           $(4,640,464)  $1,071,387


Year Ended December 26,
  1993 (52 Weeks):

Provision for doubtful
 accounts and advertising
   refunds                $779,346 $3,334,553           $(2,971,942)  $1,141,957