Form 10-Q
period 1996-03-31
CENTRAL NEWSPAPERS INC
filed 1996-05-15
CIK 854094

United States

                    Securities and Exchange Commission
                          Washington, D.C.  20549



                                 FORM 10-Q


(Mark One)
       x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     -----     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period March 31, 1996

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

                               YES   x   NO
                                    ---     ---
The number of shares of each class of common stock outstanding as of March 31, 1996:

               CLASS A COMMON STOCK          23,614,111
               CLASS B COMMON STOCK          31,553,000

                         Central Newspapers, Inc.

                            Index to Form 10-Q



Part I -- FINANCIAL INFORMATION                                Page
                                                               ----
  Item 1 -- Financial Statements:

        Consolidated Statement of Financial Position            3-4

        Consolidated Statement of Income                          5

        Consolidated Statement of Shareholders' Equity            6

        Consolidated Statement of Cash Flows                      7

        Notes to Consolidated Financial Statements              8-9

    Item 2 -- Management's Discussion and Analysis of
              Financial Condition and Results of Operations    9-11

Part II -- OTHER INFORMATION                                  12-15

                                    PART I

Item 1. Financial Statements

                          CENTRAL NEWSPAPERS, INC.
                Consolidated Statement of Financial Position

===============================================================================
                                                        March 31,    Dec. 31,
ASSETS                                                      1996        1995
(In thousands)                                          (Unaudited)
- -------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                               $36,205     $26,142
  Marketable securities                                    48,846     103,390
  Accounts receivable (net of allowances of
    $792 and $1,067)                                       58,224      62,355
  Inventories                                              10,988      10,125
  Deferred income tax benefits                              6,781       6,773
  Other current assets                                      5,362       4,233
- -------------------------------------------------------------------------------
       Total current assets                               166,406     213,018
- -------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                     17,189      16,943
  Buildings and improvements                               90,832     110,265
  Leasehold improvements                                    4,189       4,177
  Machinery and equipment                                 342,871     322,799
  Construction in progress                                 31,294      33,567
- -------------------------------------------------------------------------------
                                                          486,375     487,751
       Less accumulated depreciation                      195,959     206,946
- -------------------------------------------------------------------------------
                                                          290,416     280,805
- -------------------------------------------------------------------------------

OTHER ASSETS:
  Land held for development                                 3,107       1,607
  Goodwill                                                 76,535      29,009
  Investment in Affiliate                                   6,949       5,843
  Other                                                    24,327      16,922
- -------------------------------------------------------------------------------
                                                          110,918      53,381
- -------------------------------------------------------------------------------
TOTAL ASSETS                                             $567,740    $547,204
===============================================================================


See accompanying notes to consolidated financial statements.

                          CENTRAL NEWSPAPERS, INC.
                Consolidated Statement of Financial Position

===============================================================================
                                                        March 31,    Dec. 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                        1996        1995
(In thousands, except share data)                       (Unaudited)
- -------------------------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                        $16,720     $19,122
  Accrued compensation                                     16,223      17,172
  Dividends payable                                         4,609       5,027
  Accrued expenses and other liabilities                   15,691      14,567
  Federal and state income taxes                            6,424       1,941
  Deferred revenue                                         19,052      17,371
- -------------------------------------------------------------------------------
       Total current liabilities                           78,719      75,200
- -------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                      28,328      23,009
- -------------------------------------------------------------------------------
LONG-TERM DEBT                                              7,178       2,678
- -------------------------------------------------------------------------------
POSTRETIREMENT BENEFIT OBLIGATION                          80,088      79,327
- -------------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY                             8,357       8,249
- -------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
  Preferred stock--issuable in series:
    Authorized--25,000,000 shares
    Issued--none
  Class A common stock--without par value:
    Authorized--75,000,000 shares
    Issued--23,614,111 and 23,520,611 shares               20,099      18,967
  Class B common stock--without par value:
    Authorized--50,000,000 shares
    Issued--31,553,000 shares                                  63          63
  Retained earnings                                       343,703     338,436
  Unrealized gain on available-for-sale securities          1,205       1,275
- -------------------------------------------------------------------------------
                                                          365,070     358,741
- -------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $567,740    $547,204
===============================================================================


See accompanying notes to consolidated financial statements.

                          CENTRAL NEWSPAPERS, INC.
                     Consolidated Statement of Income
                               (Unaudited)

===============================================================================
(In thousands, except per share data)                        13 Weeks Ended
                                                        March 31,   March 26,
                                                            1996        1995
- -------------------------------------------------------------------------------
OPERATING REVENUES:
  Advertising                                            $112,504    $103,992
  Circulation                                              34,270      31,968
  Other                                                     1,122         922
- -------------------------------------------------------------------------------
                                                          147,896     136,882
- -------------------------------------------------------------------------------

OPERATING EXPENSES:
  Operating costs                                          72,046      61,530
  Distribution and general                                 49,618      47,838
  Depreciation and amortization                             8,459       7,174
  Building impairment cost                                  3,034
  Work force reduction cost                                   440         248
- -------------------------------------------------------------------------------
                                                          133,597     116,790
- -------------------------------------------------------------------------------

OPERATING INCOME                                           14,299      20,092

OTHER INCOME (principally investment income)                1,857       2,533

OTHER EXPENSE                                                (264)       (278)
- -------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                 15,892      22,347

PROVISION FOR INCOME TAXES                                  6,592       9,123
- -------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST AND
  EQUITY IN AFFILIATE                                       9,300      13,224

MINORITY INTEREST IN SUBSIDIARY                              (182)       (304)

EQUITY IN AFFILIATE, NET OF TAX                               691        (537)
- -------------------------------------------------------------------------------

NET INCOME                                                 $9,809     $12,383
==============================================================================

NET INCOME PER COMMON SHARE                                  $.37        $.46
===============================================================================

DIVIDENDS DECLARED PER CLASS A COMMON SHARE                  $.17        $.14

AVERAGE COMMON SHARES OUTSTANDING                          26,700      26,639
 (combined Class A and equivalent Class B shares)


See accompanying notes to consolidated financial statements.

                                      CENTRAL NEWSPAPERS, INC.
                          Consolidated Statement of Shareholders' Equity
                                            (Unaudited)

================================================================================
(In thousands)                                                        Unrealized
                                                                      Gain on
                                       Class A   Class B              Available-
                                       Common    Common    Retained   for-Sale
                                       Stock     Stock     Earnings   Securities
- --------------------------------------------------------------------------------
BALANCE AT DECEMBER 26, 1994           $18,182       $63    $300,968       $549

  Net income (13 weeks)                                       12,383
  Dividends declared:
    Class A common stock                                      (3,288)
    Class B common stock                                        (442)
  Exercise of stock options                 88
  Change in net unrealized gain on
    available-for-sale securities                                           150
- --------------------------------------------------------------------------------
BALANCE AT MARCH 26, 1995               18,270         63    309,621        699

  Net income (40 weeks)                                       41,615
  Dividends declared:
    Class A common stock                                     (11,285)
    Class B common stock                                      (1,515)
  Exercise of stock options                697
  Change in net unrealized gain on
    available-for-sale securities                                           576
- --------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995            18,967        63     338,436      1,275

  Net income (13 weeks)                                        9,809
  Dividends declared:
    Class A common stock                                      (4,006)
    Class B common stock                                        (536)
  Exercise of stock options              1,132
  Change in net unrealized gain on
    available-for-sale securities                                          (70)
- --------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996              $20,099       $63    $343,703     $1,205
================================================================================


See accompanying notes to consolidated financial statements.

                          CENTRAL NEWSPAPERS, INC.
                   Consolidated Statement of Cash Flows
                                (Unaudited)

===============================================================================
(In thousands)                                             13 Weeks Ended
                                                        March 31,   March 26,
                                                            1996        1995
- -------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                               $9,809     $12,383
  Items which did not use (provide) cash:
    Depreciation and amortization                           8,463       7,371
    Postretirement and pension benefits                     1,687       1,030
    Loss (gain) on disposition of assets                    2,960         (73)
    Minority interest in earnings of subsidiary               181         304
    Equity in Affiliate                                      (715)        537
    Deferred income taxes                                     490         659
    Net change in unrealized gains on trading securities      967        (516)
    Net proceeds from (purchases of) trading securities    41,392     (11,407)
    Net change in other current assets and liabilities      8,279      10,900
- -------------------------------------------------------------------------------
       Net cash provided by operating activities           73,513      21,188
- -------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment-net           (12,310)     (9,883)
  Purchases of available-for-sale securities               (5,798)    (34,608)
  Proceeds from available-for-sale securities              19,884      33,274
  Investment in Affiliate                                                (540)
  Acquisition of McCormick and Company, Inc.              (60,509)
  Other                                                      (581)       (753)
- -------------------------------------------------------------------------------
       Net cash used by investing activities              (59,314)    (12,510)
- -------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Cash dividends paid                                      (4,535)     (3,729)
  Dividends paid to minority interest                        (492)       (476)
  Proceeds from exercise of stock options                     891          72
- -------------------------------------------------------------------------------
       Net cash used by financing activities               (4,136)     (4,133)
- -------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                      10,063       4,545

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             26,142      22,105
- -------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $36,205     $26,650
===============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid during the period                      $1,745         $26
  Interest paid during the period                             168          57



See accompanying notes to consolidated financial statements.

                         CENTRAL NEWSPAPERS, INC.
                Notes to Consolidated Financial Statements
                                (Unaudited)


1. Central Newspapers, Inc. and its subsidiaries (the "Company") are primarily engaged in the publishing and distribution of newspapers. Revenues are principally derived from advertising and newspaper sales, in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. The Company also has a 13.5% interest in Ponderay Newsprint Company ("Affiliate"), a partnership formed to own and operate a newsprint mill in Washington.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. The accompanying unaudited consolidated financial statements do not include all of the information and disclosures which are normally included in Form 10-K and annual report to shareholders. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 1995. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated statement of financial position at December 31, 1995 has been derived from audited financial statements. In the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments which are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Such statements are not necessarily indicative of the results to be expected for the full year.

3. The Company's fiscal year ends on the last Sunday of the calendar year. The years ending December 29, 1996 and December 31, 1995 comprise 52 and 53 weeks, respectively.

4. Net income per common share is computed based on the weighted average number of common shares outstanding. The Class B common shareholders have the right to convert their shares into shares of Class A common stock at the ratio of ten shares of Class B common stock for one share of Class A common stock. The Class B common stock is included in the computation as if converted into Class A common stock.

5. During 1996 and 1995, the Company reduced its work force in response to the advertising environment and technological changes. Certain employees were offered retirement benefits through a non-qualified supplemental retirement plan. As of March 31, 1996, work force reduction costs were $440,000. As of March 26, 1995, work force reduction costs were $248,000.

6. The Company, through its subsidiaries, has a 13.5% partnership interest in Ponderay Newsprint Company ("Ponderay"), which was formed to own and operate a newsprint mill in Washington. The Company's investment in Ponderay at March 31, 1996 and March 26, 1995 was $36.4 million and $34.5 million.

The Company has committed to purchase for use in Phoenix the lesser of 13.5% of annual newsprint production or 34,900 metric tons on a "take if tendered" basis until the partnership debt is repaid. During the thirteen weeks ended March 31, 1996 and March 26, 1995 the Company purchased $6.7 million and $4 million of newsprint from Ponderay. For the three months ended March 31, 1996, Ponderay's net revenue and net income were $47 million and $9.5 million, respectively, compared to net revenue of $31.6 million and a net loss of $5.4 million during the first three months of 1995.

7. The Company's Stock Compensation Plan has 484,100 options exercisable as of March 31, 1996. During the fiscal three months ended March 31, 1996, options for 45,500 shares of Class A common stock were exercised.

8. During 1993, the Company announced the construction of a new downtown Phoenix office building. Total costs of the building and related expenditures are expected to be $32 million with completion anticipated in June 1996. Phoenix Newspapers, Inc. will install a new computer system with an estimated maximum cost of $24 million. The anticipated completion date is mid-1997. Formal commitments totaling $40.2 million have been entered into related to these and other capital projects. Expenditures on these commitments were $30.5 million at March 31, 1996.

The Company has committed $10 million for investment in partnership business ventures of which $3.7 million was expended at March 31, 1996.

9. Statement of Financial Accounting Standards (SFAS) No. 123, "Stock-Based Compensation," is effective for the Company for 1996. This statement establishes a fair value based method of accounting for stock-based compensation plans. The Company intends to account for stock-based compensation as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," with appropriate proforma disclosures made in the notes to the financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

The Company's business is to a certain extent seasonal with peak revenues and profits generally occurring in the second and fourth quarters.

On March 12, 1996 the Company purchased 100% of the outstanding common stock of McCormick and Company, Inc., the parent company of the Alexandria Daily Town Talk newspaper of Louisiana and McCormick Graphics, Inc., a commercial printing subsidiary. The purchase price was approximately $62 million in cash and was accounted for using the purchase method of accounting as of March 1, 1996.

During the first quarter of 1996, the Company recorded a $3 million building impairment charge for the disposal of an existing downtown Phoenix office building. This loss was recorded using the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of."

Results of Operations - Fiscal First Quarter Comparisons

Operating revenues for the quarter increased $11 million, or 8.1%, which consisted of an increase in advertising revenue of $8.5 million, or 8.2%, and an increase in circulation revenue of $2.3 million, or 7.2%.

Advertising full run-of-press (ROP) linage was up 1.6% for the quarter. Retail linage was down 3.2%, national linage was up 18% and classified linage increased 4.5%. The volume of preprinted inserts, which includes local and national advertising supplements inserted into the newspapers, decreased 2.8%.

Advertising revenue at Phoenix increased 8.9% while full run linage was up 3.5%. At Indianapolis, advertising revenue was up 4% while full run linage was down 1.7%. Indianapolis newspapers increased advertising rates during the first quarter of 1996 and Phoenix raised certain advertising rates in January 1996 and October 1995.

Circulation revenue increased 10.4% at Phoenix. Circulation of the Phoenix morning newspaper was up 2.9%, evening down 18.8% and Sunday circulation decreased 1.9%. Circulation revenue was favorably impacted by a home delivered price increase of $.35 per week in August 1995 and a Sunday single copy price increase of $.50 to $2.00 effective March 1995. Circulation revenue decreased 3.1% at Indianapolis. Circulation of the Indianapolis morning newspaper was up
2.4%, evening down 24.1% and Sunday circulation was up 1.9%.   Revenues were
impacted by the March 6, 1995 home-delivered price increase in the daily newspaper to $1.80 per week from $1.50 and the daily single copy price increase to $.50 from $.35. In 1995, the Phoenix and Indianapolis newspapers consolidated their morning and evening newsroom staffs. These changes were designed to create more resources for expanded coverage of urban and suburban issues along with continued expansion of new forms of information distributions. Due to these combinations, along with the rate increases, evening newspaper circulation has declined.

Operating expenses of $133.6 million, which includes $3 million of building impairment costs, were up 14.4% for the period. Excluding the special building impairment charge, operating expenses increased 11.8%. Compensation expense, which includes fringe benefits, was up 3.5% for the period. The increase in compensation expense reflects higher costs associated with post-employment
expenses.   Newsprint expense increased $8.3 million or 35.6%, reflecting a .5%
increase in consumption and higher newsprint prices.   Depreciation and
amortization expense of $8.5 million increased 17.9% due to the new production facility in Indianapolis and the computer system in Phoenix. Other operating, distribution and general expenses were up 8.4% reflecting costs associated with the new Phoenix office building and increased promotional expenses.

Operating income decreased $5.8 million, or 28.8%.  Other income was down
$.7 million, or 26.7%, due to a reduction in interest rates and less cash available for investment. Income before provision for income taxes was down $6.5 million, or 28.9%. The provision for income taxes was down $2.5 million, or 27.7%, and reflects lower income for the period.

Income from Equity in Affiliate, net of tax, changed from a loss of $.5 million in 1995 to income of $.7 million in 1996 due to the increase in newsprint prices realized by Ponderay.

Net income for the quarter decreased $2.6 million, or 20.8%, compared to the same period the prior year. Earnings per share for the quarter were $.37 for 1996, a decrease of 19.6%, from the $.46 per share the prior year quarter. Excluding the special charges for the building impairment and work force reductions, earnings were $11.8 million or $.44 per share, compared with $12.5 million, or $.47 per share, in 1995.


Liquidity and Capital Resources

Net cash provided by operating activities of $73.5 million includes $41.4 million from the sale of trading securities. Cash provided by operating activities was used primarily for the purchase of property and equipment, the acquisition of McCormick and Company, Inc., and the payment of dividends. At the end of the period, the Company's cash and investments in marketable securities totaled $85.1 million, down $44.5 million from the beginning of the year. Working capital at March 31, 1996 was $87.7 million, down $50.1 million, from the beginning of the year. These reductions are primarily attributable to the purchase of McCormick and Company, Inc.

Capital expenditures through March 31, 1996 were $12.3 million. Capital expenditures for the year are expected to approximate $40 million.

Phoenix Newspapers, Inc. (PNI) is constructing a new downtown Phoenix office building. Total costs of the building and related expenditures are expected to be $32 million with completion anticipated in June 1996. PNI will install a new computer system with an estimated maximum cost of $24 million with completion expected in mid-1997. Formal commitments totaling $40.2 million have been entered into related to these and other capital projects at PNI. Expenditures on these commitments were $30.5 million at March 31, 1996.

In addition, the Board of Directors has approved investments in partnership business ventures of $10 million. As of March 31, 1996, $3.7 million has been expended. The Company currently does not anticipate borrowing any funds for these capital projects and investments.

On March 19, 1996 the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's Class A common stock. The shares may be purchased within the next three years on the open market or in privately negotiated transactions. For the quarter ending March 31, 1996, there were no repurchases of stock.

The Company guarantees debt related to Ponderay which is discussed in Notes to Consolidated Financial Statements in the 1995 Annual Report.

Quarterly dividends of $.17 per share on Class A common stock and $.017 per share on Class B common stock were declared during the quarter. This represents an increase over the prior year quarter of $.03 per share on the Class A common stock and $.003 on the Class B common stock.

The Company has significant cash balances and a consistent ability to generate cash flow from operations. The Company foresees no difficulty in maintaining its present financial condition and liquidity. Funding for current and future capital programs, the repurchase of Class A common stock, investment in partnerships and projected working capital needs is considered adequate for the foreseeable future.

                                  Part II



                         CENTRAL NEWSPAPERS, INC.


Item 1.  Legal Proceedings -- None

Item 2.  Changes in Securities -- None

Item 3.  Default Upon Senior Securities -- None

Item 4.  Submission of Matters to a Vote of Security Holders -- None

Item 5.  Other Information --

          At a meeting held on March 19, 1996, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's Class A common stock over a period of up to three years. A copy of the press release issued in connection with the share repurchase authorization is attached hereto as Exhibit 2.

Item 6.  Exhibits and Reports on Form 8-K

     a) Exhibit 1 -- Independent Accountant's Report

     b) Exhibit 2 -- Press release relating to the authorization of a
                     1,000,000 share repurchase of Class A common stock.

     c) The Company filed a report on Form 8-K on March 13, 1996. The report was dated March 12, 1996 and reported the acquisition of McCormick and Company, Inc., the parent company of the Alexandria (Louisiana) Daily Town Talk. The report contained audited financial statements for McCormick and Company, Inc. for the fiscal year ended December 31, 1995 and also contained a proforma balance sheet assuming the transactions occurred as of December 31, 1995 and a proforma income statement that assumed that the transaction was completed January 1, 1995.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTRAL NEWSPAPERS, INC.




Dated:  May 13, 1996             By:/s/Louis A. Weil, III
                                       ------------------
                                       Louis A. Weil, III
                                       President and Chief Executive
                                       Officer




                                By:/s/Thomas K. MacGillivray
                                      ----------------------
                                      Thomas K. MacGillivray
                                      Chief Financial Officer