Form 10-Q
period 1996-06-30
CENTRAL NEWSPAPERS INC
filed 1996-08-13
CIK 854094

                                United States

                    Securities and Exchange Commission
                          Washington, D.C.  20549
                   ------------------------------------


                                 FORM 10-Q


(Mark One)
      x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     ---       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996

     ---       TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____to _____


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

                         YES  x   NO
                             ---     ---
The number of shares of each class of common stock outstanding as of June 30, 1996:

               CLASS A COMMON STOCK          23,529,761
               CLASS B COMMON STOCK          31,553,000

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

  Item 2 -- Management's Discussion and Analysis of
              Financial Condition and Results of Operations  9-13

Part II -- OTHER INFORMATION                                14-15

                                               PART I

Item 1. Financial Statements

                                   CENTRAL NEWSPAPERS, INC.
                       Consolidated Statement of Financial Position

================================================================================
                                                          June 30,   Dec. 31,
ASSETS                                                       1996       1995
(In thousands)                                           (Unaudited)
- --------------------------------------------------------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                               $28,245    $26,142
  Marketable securities                                    44,724    103,390
  Accounts receivable (net of allowances of
    $1,085 and $1,067)                                     58,425     62,355
  Inventories                                               9,038     10,125
  Deferred income tax benefits                              6,748      6,773
  Other current assets                                      5,762      4,233
- --------------------------------------------------------------------------------
       Total current assets                               152,942    213,018
- --------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                     18,185     16,943
  Buildings and improvements                               93,937    110,265
  Leasehold improvements                                    4,194      4,177
  Machinery and equipment                                 352,342    322,799
  Construction in progress                                 31,365     33,567
- --------------------------------------------------------------------------------
                                                          500,023    487,751
       Less accumulated depreciation                      204,442    206,946
- --------------------------------------------------------------------------------
                                                          295,581    280,805
- --------------------------------------------------------------------------------


OTHER ASSETS:
  Land held for development                                 3,108      1,607
  Goodwill                                                 76,424     29,009
  Investment in Affiliate                                   8,063      5,843
  Other                                                    26,878     16,922
- --------------------------------------------------------------------------------
                                                          114,473     53,381
- --------------------------------- ----------------------------------------------
TOTAL ASSETS                                             $562,996   $547,204
================================================================================


See accompanying notes to consolidated financial statements.

                                  CENTRAL NEWSPAPERS, INC.
                       Consolidated Statement of Financial Position

================================================================================
                                                         June 30,   Dec. 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                        1996       1995
(In thousands, except share data)                       (Unaudited)
- --------------------------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                        $16,238    $19,122
  Accrued compensation                                     16,642     17,172
  Dividends payable                                         4,540      5,027
  Accrued expenses and other liabilities                   14,448     14,567
  Federal and state income taxes                                       1,941
  Deferred revenue                                         18,185     17,371
- --------------------------------------------------------------------------------
       Total current liabilities                           70,053     75,200
- --------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                      26,127     23,009
- --------------------------------------------------------------------------------
LONG-TERM DEBT                                              7,178      2,678
- --------------------------------------------------------------------------------
POSTRETIREMENT BENEFIT OBLIGATION                          80,832     79,327
- --------------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARY                             8,425      8,249
- --------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
  Preferred stock--issuable in series:
    Authorized--25,000,000 shares
    Issued--none
  Class A common stock--without par value:
    Authorized--75,000,000 shares
    Issued and outstanding--
        23,529,761 and 23,520,611 shares                   22,679     18,967
  Class B common stock--without par value:
    Authorized--50,000,000 shares
    Issued and outstanding--31,553,000 shares                  63         63
  Retained earnings                                       348,033    338,436
  Unamortized value of restricted stock                    (1,660)
  Unrealized gain on available-for-sale securities          1,266      1,275
- --------------------------------------------------------------------------------
                                                          370,381    358,741
- --------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $562,996   $547,204
================================================================================


See accompanying notes to consolidated financial statements.

                                   CENTRAL NEWSPAPERS, INC.
                              Consolidated Statement of Income
                                        (Unaudited)

================================================================================
(In thousands, except per share data)     13 Weeks Ended       26 Weeks Ended
                                      June 30,   June 25,   June 30,   June 25,
                                         1996       1995       1996       1995
- --------------------------------------------------------------------------------
OPERATING REVENUES:
  Advertising                        $117,329   $109,519   $229,833   $213,511
  Circulation                          33,402     32,042     67,672     64,010
  Other                                 1,986        911      3,108      1,833
- --------------------------------------------------------------------------------
                                      152,717    142,472    300,613    279,354
- --------------------------------------------------------------------------------

OPERATING EXPENSES:
  Operating costs                      69,524     63,745    141,570    125,275
  Distribution and general             51,685     48,868    101,303     96,706
  Depreciation and amortization         9,102      7,226     17,561     14,400
  Asset impairment cost                 1,192                 4,226
  Work force reduction cost               663      1,510      1,103      1,758
- --------------------------------------------------------------------------------
                                      132,166    121,349    265,763    238,139
- --------------------------------------------------------------------------------

OPERATING INCOME                       20,551     21,123     34,850     41,215

OTHER INCOME (principally
   investment income)                   1,450      2,725      3,307      5,258

OTHER EXPENSE                            (253)      (270)      (516)      (548)
- --------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES             21,748     23,578     37,641     45,925

PROVISION FOR INCOME TAXES              9,082      9,731     15,674     18,854
- --------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST AND
  EQUITY IN AFFILIATE                  12,666     13,847     21,967     27,071

MINORITY INTEREST IN SUBSIDIARY          (326)      (325)      (508)      (629)

EQUITY IN AFFILIATE, NET OF TAX           656       (111)     1,347       (648)
- --------------------------------------------------------------------------------

NET INCOME                            $12,996    $13,411    $22,806    $25,794
================================================================================

NET INCOME PER COMMON SHARE              $.49       $.51       $.85       $.97
================================================================================

DIVIDENDS DECLARED PER
 CLASS A COMMON SHARE                    $.17       $.14       $.34       $.28

AVERAGE COMMON SHARES OUTSTANDING (combined
 Class A and equivalent
       Class B shares)                 26,749     26,643     26,725     26,641


See accompanying notes to consolidated financial statements.



                                              CENTRAL NEWSPAPERS, INC.
                                Consolidated Statement of Shareholders' Equity
                                                      (Unaudited)

========================================================================================================
(In thousands, except share data)                                                            Unrealized
                                                                                 Unamortized    Gain on
                                     Common Stock        Common Stock              Value of   Available-
                                       Class A             Class B      Retained  Restricted   for-Sale
                                    Shares    Amount    Shares   Amount Earnings    Stock     Securities
- --------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 26, 1994       23,483,000  $18,182 31,553,000  $63   $300,968                  $549

  Net income (26 weeks)                                                    25,794
  Dividends declared:
    Class A common stock                                                   (6,577)
    Class B common stock                                                     (884)
  Exercise of stock options             7,350      154
  Change in net unrealized gain on
   available-for-sale securities                                                                    319
- --------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 25, 1995           23,490,350   18,336 31,553,000   63    319,301                   868

  Net income (27 weeks)                                                    28,204
  Dividends declared:
    Class A common stock                                                   (7,996)
    Class B common stock                                                   (1,073)
  Exercise of stock options            30,261      631
  Change in net unrealized gain on
   available-for-sale securities                                                                    407
- --------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995       23,520,611   18,967 31,553,000   63    338,436                 1,275

  Net income (26 weeks)                                                    22,806
  Dividends declared:
    Class A common stock                                                   (8,010)
    Class B common stock                                                   (1,073)
  Exercise of stock options            84,050    2,087
  Repurchase of Class A
    common stock                     (122,900)    (109)                    (4,126)
  Issuance of restricted
   stock grants                        48,000    1,734                               ($1,734)
  Amortization of restricted stock
   grants                                                                                 74
  Change in net unrealized gain on
   available-for-sale securities                                                                     (9)
- --------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996           23,529,761  $22,679 31,553,000  $63   $348,033    ($1,660)   ($1,266)
========================================================================================================

See accompanying notes to consolidated financial statements.


                                    CENTRAL NEWSPAPERS, INC.
                              Consolidated Statement of Cash Flows
                                          (Unaudited)

==============================================================================
(In thousands)
                                                      June 30,   June 25,
                                                        1996       1995
- ------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                            $22,806    $25,794
  Items which did not use (provide) cash:
    Depreciation and amortization                        17,561     14,794
    Postretirement and pension benefits                   3,395      2,223
    Loss (gain) on disposition of assets                  3,415       (151)
    Minority interest in earnings of subsidiary             508        629
    Equity in Affiliate                                  (1,472)       648
    Deferred income taxes                                (1,590)     1,734
    Amortization of restricted stock grants                  74
    Net change in unrealized gain on trading securities     129       (917)
  Net proceeds from (purchases of) trading securities    41,936    (15,309)
  Net change in other current assets and liabilities      1,360     (6,120)
- ------------------------------------------------------------------------------
       Net cash provided by operating activities         88,122     23,325
- ------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment-net        (26,077)   (26,870)
  Purchases of available-for-sale securities            (14,660)   (41,482)
  Proceeds from available-for-sale securities            32,178     58,140
  Investment in Affiliate                                           (2,012)
  Acquisition of McCormick and Company, Inc.            (60,509)
  Other                                                  (4,401)    (4,090)
- ------------------------------------------------------------------------------
       Net cash used by investing activities            (73,469)   (16,314)
- ------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Cash dividends paid                                    (9,078)    (7,459)
  Dividends paid to minority interest                      (823)      (612)
  Proceeds from exercise of stock options                 1,586        126
  Repurchase of Class A common stock                     (4,235)
- ------------------------------------------------------------------------------
       Net cash used by financing activities            (12,550)    (7,945)
- ------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          2,103       (934)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           26,142     22,105
- ------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $28,245    $21,171
==============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid during the period                   $20,087    $19,789
  Interest paid during the period                           405        104


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

5. During 1996 and 1995, the Company reduced its work force in response to the advertising environment and technological changes. Certain employees were offered retirement benefits through a non-qualified supplemental retirement plan. Year-to-date 1996 work force reduction costs were $1,103,000. For the six months ended June 25, 1995, work force reduction costs were $1,758,000.

6. The Company, through its subsidiaries, has a 13.5% partnership interest in Ponderay Newsprint Company ("Ponderay"), which was formed to own and operate a newsprint mill in Washington. The Company's investment in Ponderay at June 30, 1996 and June 25, 1995 was $36.4 million and $35.9 million.

The Company has committed to purchase for use in Phoenix the lesser of 13.5% of annual newsprint production or 34,900 metric tons on a "take if tendered" basis until the partnership debt is repaid. During the twenty-six weeks ended June 30, 1996 and June 25, 1995 the Company purchased $12.1 million and $8.3 million of newsprint from Ponderay. For the six months ended June 30, 1996, Ponderay's net revenue and net income were $90 million and $17.8 million, respectively, compared to net revenue of $67.1 million and a net loss of $7.4 million during the first six months of 1995.

7. The Company's Stock Compensation Plan has 445,550 options exercisable as of June 30, 1996. During the fiscal six months ended June 30, 1996, options for 84,050 shares of Class A common stock were exercised.

In 1995, the shareholders adopted as part of the Stock Compensation Plan the issuance of restricted stock grants to certain key executives who have a critical impact on the long-term performance of the Company. In the first six months of 1996, the Compensation Committee of the Board of Directors awarded 48,000 shares of Class A common stock whereby transfer restrictions lapse at the end of five years from the award date or as early as three years upon achieving certain performance goals. The restricted stock grants have all the rights of shareholders including the right to receive dividends, except for conditions regarding transferability of shares and the termination of employment. Upon issuance of shares, unearned compensation equivalent to the market value at the date of grant is recorded as unamortized value of restricted stock and is being charged to earnings over the period during which the restrictions lapse.

8. On March 19, 1996 the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's Class A common stock. The shares may be purchased over the next three years on the open market or in privately negotiated transactions. As of June 30, 1996 the Company had repurchased 122,900 shares of Class A common stock.

9. The Board of Directors has approved a total of $33.2 million for the construction and purchase of distribution centers, computer networking equipment, editorial systems and a new conveyor system for use in Phoenix. Completion of the distribution centers and editorial systems are anticipated in 1996. Conversion to the new computer system and installation of the conveyor system is scheduled for completion in 1997. During 1993, the Board of Directors approved the construction of a new downtown Phoenix office building. The building, which was completed in July, 1996 cost approximately $32 million. Formal commitments totaling $38.3 million have been entered into related to these capital projects. Cumulative expenditures on these commitments were $34.2 million through June 30, 1996.

In 1995 the Board of Directors approved $5.3 million for the purchase of a currently leased building at Indianapolis and $10 million for investments in partnership business ventures. Expenditures as of June 30, 1996 approximate $6.1 million.

10. Statement of Financial Accounting Standards (SFAS) No. 123, "Stock-Based Compensation," is effective for the Company for 1996. This statement establishes a fair value based method of accounting for stock-based compensation plans. The Company intends to account for stock-based compensation as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," with appropriate proforma disclosures made in the notes to the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's business is to a certain extent seasonal with peak revenues and profits generally occurring in the second and fourth quarters.

On March 12, 1996 the Company purchased 100% of the outstanding common stock of McCormick and Company, Inc. ("McCormick"), the parent company of the Alexandria Daily Town Talk newspaper of Louisiana and McCormick Graphics, Inc., a commercial printing subsidiary. The purchase price was approximately $62 million in cash and was accounted for using the purchase method of accounting as of March 1, 1996.

The Company recorded 1996 asset impairment charges in the amounts of $3 million for a Phoenix office building in the first quarter and $1.2 million for a conveyor system in the second quarter. These losses were recorded using the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

On April 30, 1996 the Company consolidated its Muncie, Indiana subsidiary's morning and evening newspapers. Management's objective of the consolidation is to create, in a cost effective manner, an excellent newspaper for readers which will provide added value to advertisers. This consolidation resulted in staff reductions of 33 full time and 35 part time employees at a cost of $.7 million.

Results of Operations - Fiscal Second Quarter Comparisons

Operating revenues for the quarter increased $10.2 million, or 7.2%, which consisted of an increase in advertising revenue of $7.8 million, or 7.1%, and an increase in circulation revenue of $1.4 million, or 4.2%. The second quarter of 1996 includes revenues from the McCormick acquisition. Excluding McCormick, second quarter operating revenues increased $5.7 million or 4%.

Advertising full run-of-press (ROP) linage was up .2% for the quarter. Retail linage was down 9.8%, national linage was up 31.9% and classified linage increased 7.1%. The volume of preprinted inserts, which includes local and national advertising supplements inserted into the newspapers, decreased 4.7%. Advertising revenue at Phoenix increased 4.8% while full run linage decreased
 .6%. At Indianapolis, advertising revenue was up 3.9% while full run linage increased 1.3%. Indianapolis newspapers increased advertising rates during the first quarter of 1996 and Phoenix raised certain advertising rates in January 1996 and October 1995.

Circulation revenue increased 6.1% at Phoenix. Circulation of the Phoenix morning newspaper was up 3.3%, evening down 33.4% and Sunday circulation decreased 1%. Circulation revenue was favorably impacted by a home delivered price increase of $.35 per week in August 1995 and a Sunday single copy price increase of $.50 to $2.00 effective March 1995. Circulation revenue decreased 9.1% at Indianapolis. Circulation of the Indianapolis morning newspaper was up 1.9%, evening down 24.6% and Sunday circulation was up .8%. Revenues were impacted by the March 6, 1995 home delivered price increase in the daily newspaper to $1.80 per week from $1.50 and the daily single copy price increase to $.50 from $.35. In 1995, the Phoenix and Indianapolis newspapers consolidated their morning and evening newsroom staffs. These changes were designed to create more resources for expanded coverage of urban and suburban issues along with continued expansion of new forms of information distribution. Due to the combination of the newsrooms, the morning and evening products have similar news content which has caused most duplicate subscribers to drop their evening subscriptions.

Operating expenses of $132.2 million, which includes $1.2 million of asset impairment costs and $.7 million of work force reduction costs, were up 8.9% for the period. Excluding the asset impairment charge, work force reduction costs and the effects of the McCormick acquisition, operating expenses increased
5.4%. Compensation expense, which includes fringe benefits, was up 1.5% for the period, and excluding McCormick, compensation expense decreased .8%. The comparable decrease is attributable to savings from work force reductions. Newsprint expense increased $3.2 million or 12.8%, reflecting a .9% increase in consumption from the Alexandria acquisition and higher newsprint prices.
Without McCormick, newsprint expense increased $2.8 million or 11.3% on a slight decrease in consumption. Depreciation and amortization expense of $9.1 million increased 26% due to the new distribution facility in Indianapolis, the computer system in Phoenix and depreciation and amortization expense associated with the acquisition of McCormick. Depreciation and amortization expenses associated with McCormick were $.6 million. Other operating, distribution and general expenses were up 14.4% (8.9% excluding McCormick) reflecting, in part, costs associated with operating two office buildings in Phoenix, moving expenses and other costs related to the new facilities.

Operating income, excluding the impairment charge and work force reduction costs, decreased 1% and excluding McCormick, decreased 3.3%. Other income was down $1.3 million, or 46.8%, due to the use of cash in the McCormick acquisition and a reduction in interest rates. Income before provision for income taxes was down $1.8 million, or 7.8%. The provision for income taxes decreased $.6 million, or 6.7%, and reflects lower income for the period.

Income from Equity in Affiliate, net of tax, changed from a loss of $.1 million in 1995 to income of $.7 million in 1996 due to the increase in newsprint prices realized by Ponderay.

Net income for the quarter decreased $.4 million, or 3.1%, compared to the same period the prior year. Earnings per share for the quarter were $.49 for 1996, a decrease of 3.9%, from the $.51 per share the prior year quarter. Excluding the charges for impairments and work force reductions, earnings were $14.1 million or $.53 per share, compared with $14.3 million, or $.54 per share, in 1995.

Results of Operations - Fiscal Six Month Comparisons

Operating revenues for the period increased $21.3 million, or 7.6%, which consisted of an increase in advertising revenue of $16.3 million, or 7.6%, and an increase in circulation revenue of $3.7 million, or 5.7%. The six month period of 1996 includes four months of activity from the acquisition of McCormick which was accounted for as of March 1, 1996. Excluding McCormick, operating revenues increased 5.4%.

Advertising full run-of-press (ROP) linage was up .8% for the period. Retail linage was down 6.7%, national linage was up 25.1% and classified linage increased 5.8%. The volume of preprinted inserts, which includes local and national advertising supplements inserted into the newspapers, decreased 3.8%. Advertising revenue at Phoenix increased 6.8% while full run linage was up 1.4%. At Indianapolis, advertising revenue was up 4% while full run linage was flat. Indianapolis newspapers increased advertising rates during the first quarter of 1996 and Phoenix raised certain advertising rates in January 1996 and October 1995.

Circulation revenue increased 8.3% at Phoenix. Circulation of the Phoenix morning newspaper was up 2.9%, evening down 26.2% and Sunday circulation decreased 1.4%. Circulation revenue was favorably impacted by a home delivered price increase of $.35 per week in August 1995 and a Sunday single copy price increase of $.50 to $2.00 effective March 1995. Circulation revenue decreased 6.2% at Indianapolis. Circulation of the Indianapolis morning newspaper was up 2%, evening down 24.4% and Sunday circulation was up 1.3%. Revenues were impacted by the March 6, 1995 home delivered price increase in the daily newspaper to $1.80 per week from $1.50 and the daily single copy price increase to $.50 from $.35. In 1995, the Phoenix and Indianapolis newspapers consolidated their morning and evening newsroom staffs. These changes were designed to create more resources for expanded coverage of urban and suburban issues along with continued expansion of new forms of information distributions. Due to the combination of the newsrooms, the morning and evening products have similar news content which has caused most duplicate subscribers to drop their evening subscriptions.

Operating expenses of $265.8 million, which includes $4.2 million of asset impairment costs and $1.1 million of work force reduction costs, were up 11.6% for the period. Excluding the asset impairment charges, work force reduction costs and the effects of the McCormick acquisition, operating expenses increased 9.4%. Compensation expense, which includes fringe benefits, was up 2.7% for the period, and excluding McCormick, compensation expense increased 1%. The slight increase in compensation costs are the direct result of inflation offset by savings associated with work force reductions. Newsprint expense increased $11.5 million or 23.7%, reflecting a .7% increase in consumption, the Alexandria
acquisition and higher newsprint prices.   Without McCormick, newsprint expense
increased $10.8 million or 22.3% offset by a .5% decrease in consumption. Depreciation and amortization expense of $17.6 million increased 22% due to the new distribution facility in Indianapolis, the computer system in Phoenix and depreciation and amortization expense associated with the acquisition of McCormick. Depreciation and amortization expense associated with McCormick was $.8 million. Other operating, distribution and general expenses were up 10.2% (7% excluding McCormick) reflecting, in part, costs associated with operating two office buildings in Phoenix, moving expenses and other costs related to the new facilities.

Operating income, excluding impairment and work force reduction charges, decreased $2.8 million, or 6.5% and excluding McCormick, decreased 8.1%. Other income was down $2 million, or 37.1%, due to the use of cash in the McCormick acquisition and a reduction in interest rates. Income before provision for income taxes was down $8.3 million, or 18%. The provision for income taxes was down $3.2 million, or 16.9%, and reflects lower income for the period.

Income from Equity in Affiliate, net of tax, changed from a loss of $.6 million in 1995 to income of $1.3 million in 1996 due to the increase in newsprint prices realized by Ponderay.

Net income for the period decreased $3 million, or 11.6%, compared to the same period the prior year. Earnings per share for the six month period were $.85, a decrease of 12.4%, from the $.97 per share the prior year. Excluding the charges for impairments and work force reductions, earnings were $25.9 million or $.97 per share, compared with $26.8 million, or $1.01 per share, in 1995.

Liquidity and Capital Resources

Cash provided by operations is the Company's primary source of liquidity. Net cash provided by operating activities of $88.1 million includes $41.9 million from the sale of trading securities. Operating cash flow net of the impact of trading securities was $46.2 million compared to $38.6 million for the first six months of 1995 and the difference was primarily attributable to changes in working capital. Principal uses of cash flow for the six month period were capital expenditures, the acquisition of McCormick, payment of dividends and the repurchase of Class A common stock. At the end of the period, the Company's cash and investments in marketable securities totaled $73 million, down $56.6 million from the beginning of the year. Working capital at June 30, 1996 was $82.9 million, down $54.9 million, from the beginning of the year. These reductions are primarily attributable to the purchase of McCormick.

Capital expenditures through June 30, 1996 were $26.1 million. Capital expenditures for the year are expected to approximate $40 million.

Phoenix Newspapers, Inc. (PNI) completed construction of a new downtown Phoenix office building in July 1996. Total costs of the building and related expenditures were approximately $32 million. PNI will install a new computer system with an estimated maximum cost of $24 million with completion expected in mid-1997. Formal commitments totaling $38.3 million have been entered into related to these and other capital projects at PNI. Cumulative expenditures on these commitments were $34.2 million through June 30, 1996.

The Board of Directors has approved investments in partnership business ventures of $10 million. As of June 30, 1996, $6.1 million has been expended. The Company currently does not anticipate borrowing any funds for these capital projects and investments.

On March 19,1996 the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's Class A common stock. The shares may be purchased within the next three years on the open market or in privately negotiated transactions. For the six month period ending June 30, 1996 the Company had repurchased 122,900 shares.

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



                         CENTRAL NEWSPAPERS, INC.


Item 1.  Legal Proceedings -- None

Item 2.  Changes in Securities -- None

Item 3.  Default Upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- At the Annual Meeting of Shareholders of the Company on April 17, 1996, the shareholders elected the following direct vote specified opposite each director's name:

                                            Votes                      Broker
Director                  Votes For        Withheld    Abstentions    Non-Votes
- ----------------         ----------        --------    -----------    ---------
Kent E. Agness           32,793,701         22,472         ---
Malcolm W. Applegate     32,793,495         22,678         ---           ---
William A. Franke        32,799,906         16,267         ---           ---
Eugene S. Pulliam        32,793,158         23,015         ---           ---
Dan Quayle               32,791,713         24,460         ---           ---
James C. Quayle          32,793,367         22,806         ---           ---
Frank E. Russell         32,792,583         23,590         ---           ---
Louis A. Weil, III       32,793,373         22,800         ---           ---

The shareholders approved the selection of Geo. S. Olive & Co. LLC to serve as the independent auditors for the Company by the following vote:

                     Votes                                     Broker
     Votes for      Against               Abstentions         Non-Votes
     --------       -------               -----------         ---------
    32,815,151        331                     692                --

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

                              CENTRAL NEWSPAPERS, INC.




Dated:  August 7, 1996           By:/s/Louis A. Weil, III
                                    -----------------------------
                                    Louis A. Weil, III
                                    President and Chief Executive
                                     Officer




                                 By:/s/Thomas K. MacGillivray
                                    -----------------------------
                                    Thomas K. MacGillivray
                                    Chief Financial Officer