Form 10-K
period 1996-12-29
CENTRAL NEWSPAPERS INC
filed 1997-03-21
CIK 854094

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 29, 1996
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates on February 28, 1997, based on the closing price for the Company's Class A Common Stock on the New York Stock Exchange on such date and assuming the conversion of all outstanding shares of Class B Common Stock into shares of Class A Common Stock at a ratio of one-tenth (.1) of a share of Class A Common Stock for each share of Class B Common Stock: approximately $571,020,000. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included as shares owned by affiliates, the shares of Class A Common Stock and Class B Common Stock beneficially owned by officers and directors of the Registrant and by holders of 10% or more of either class. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Shares outstanding at February 28, 1997:

                   Class A Common Stock -- 23,181,211 shares
                   Class B Common Stock -- 31,553,000 shares

Documents incorporated by reference:

Portions of the Company's 1996 Annual Report to Shareholders (incorporated in
Part II to the extent provided in items 5, 6, 7 and 8 hereof) and the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders (to be held April 24, 1997) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in items 10, 11, 12 and 13 hereof).

          Exhibit Index on Page 12                  Page 1 of 17 Pages

                             FORM 10-K TABLE OF CONTENTS

                                                                   Page

Part I

     Item 1    -    Business                                           3

     Item 2    -    Properties                                        10

     Item 3    -    Legal Proceedings                                 10

     Item 4    -    Submission of Matters to a Vote of
                    Security Holders                                  11

Part II

     Item 5    -    Markets for Registrant's Common
                    Equity and Related Stockholder
                    Matters                                           11

     Item 6    -    Selected Financial Data                           11

     Item 7    -    Management's Discussion and
                    Analysis of Results of Operations
                    and Financial Condition                           11

     Item 8    -    Financial Statements and
                    Supplemental Data                                 11

     Item 9    -    Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                              11

Part III

     Item 10   -    Directors and Executive Officers of
                    the Registrant                                    11

     Item 11   -    Executive Compensation                            12

     Item 12   -    Security Ownership of Certain
                    Beneficial Owners and Management                  12

     Item 13   -    Certain Relationships and Related Transactions    12

Part IV

     Item 14   -    Exhibits, Financial Schedule and
                    Reports on Form 8-K                               12

Signatures                                                            15

                                   PART I

Item 1.  Business.

Central Newspapers, Inc. (the "Company") is engaged, through its subsidiaries, in newspaper publishing primarily in the metropolitan areas of Phoenix, Arizona and Indianapolis, Indiana. The Company is an Indiana corporation organized in 1934. Through its wholly-owned subsidiary, Phoenix Newspapers, Inc., the Company publishes The Arizona Republic (mornings and Sunday), The Phoenix Gazette (evenings) and the Arizona Business Gazette (weekly). Through its subsidiary, Indianapolis Newspapers, Inc., the Company publishes The Indianapolis Star (mornings and Sunday) and The Indianapolis News (evenings). The Company also publishes several daily and weekly newspapers serving smaller communities in Indiana and the Alexandria Daily Town Talk in Louisiana. The Company is a partner (13.5% interest) in Ponderay Newsprint Company, a general partnership that owns and operates a newsprint mill in the state of Washington.

The Company has published its newspapers in its two primary markets for more than forty-seven years. The Company has managed its newspapers with the objective of long-term growth and believes that this philosophy has contributed to the stability of the Company's operations. The Company's ability to establish and maintain its daily newspapers as the only major newspapers in their respective markets has promoted its growth and is of primary importance in attracting and maintaining advertising, the principal source of revenue for the Company. Each of the Company's newspapers has substantial autonomy over editorial policy.

On March 12, 1996 the Company purchased 100% of the outstanding common stock of McCormick and Company, Inc., the parent company of the Alexandria Daily Town Talk of Louisiana and McCormick Graphics, Inc. a commercial printing subsidiary. The purchase price was approximately $62 million in cash.


PHOENIX NEWSPAPERS, INC.

Phoenix Newspapers, Inc. ("PNI") was formed in 1946 by a group of investors, including the Company, to purchase The Arizona Republic and The Phoenix Gazette. The Company originally owned a 30% interest in PNI and has owned 100% of the common stock of PNI since 1977. The newspapers published by PNI in 1996 are The Arizona Republic (mornings and Sunday), The Phoenix Gazette (evenings) and the Arizona Business Gazette (weekly). In January, 1997, PNI announced that it would cease publication of The Phoenix Gazette. The last day of publication for this newspaper was January 18, 1997.


Circulation

As of December 29, 1996, approximately 86% of the daily and 74% of the Sunday circulation of The Arizona Republic and 90% of the daily circulation of The Phoenix Gazette were home delivered. Single copy sales account for approximately 26% of Sunday newspaper sales and approximately 13% of combined daily newspaper sales.

The Arizona Business Gazette contains business news and legal notices relating to the Phoenix metropolitan area. The average paid circulation of the Arizona Business Gazette was 10,340, 10,351 and 10,491 for 1994, 1995 and 1996.

The circulation levels of The Arizona Republic and The Phoenix Gazette are seasonal due to the large number of part-year residents of the Phoenix area. Historically, circulation for The Arizona Republic and The Phoenix Gazette achieves its highest levels in February and March and decreases during the late spring and summer months. During 1996, the seasonal variation in combined daily circulation and Sunday circulation was approximately 86,000 and 86,000, respectively. The following table shows the average paid circulation for The Arizona Republic and The Phoenix Gazette for the last three fiscal years. The figures for 1994 and 1995 are based upon annual reports issued by the Audit Bureau of Circulations ("ABC"), an independent agency which audits the circulation of daily and Sunday newspapers and include circulation outside the Phoenix metropolitan statistical area ("MSA"). The figures for 1996 are based upon the records of the Company because, as of the date of this report, the ABC annual report for 1996 has not been released. Net circulation revenue for the last three fiscal years is based upon the records of the Company.

                                    52 Weeks    53 Weeks   52 Weeks
                                    Dec. 25     Dec. 31    Dec. 29
Fiscal Years Ended                    1994        1995       1996

The Arizona Republic (Sunday)        587,919    581,337    584,496
The Arizona Republic (Daily)         379,093    387,986    407,551
The Phoenix Gazette (Daily)           75,494     71,123     49,004

Net Circulation Revenue
  (in thousands)                     $77,537    $84,212    $87,790

Effective June 1994, the home delivery pricing structure for seven day subscriptions is based on length of subscription. Effective August 1995, the home-delivered price for The Arizona Republic (seven days) in the Phoenix MSA, ranges from $3.25 per week for a fifty-two week subscription to $3.50 per week for an eight week subscription. There is also a four week bank withdrawal option of $3.25 per week. The home-delivered price for The Phoenix Gazette (seven days) in the Phoenix MSA, which includes six evenings and one Sunday paper, ranges from $3.00 per week for a fifty-two week subscription to $3.25 per week for an eight week subscription with a four week bank withdrawal option of $3.00 per week. The home-delivered price for The Arizona Republic (six days) is $2.10 per week for all subscription terms. The home-delivered price for The Phoenix Gazette (six days) is $1.80 per week for all subscription terms. A weekend package comprising the Sunday paper and the Friday and Saturday edition of either the morning or evening paper is offered at $2.50 per week. The single copy price of the morning paper is $.50. The single copy price of the afternoon paper is $.35. During March 1995, the single copy price of the Sunday paper increased by $.50 to $2.00.

Advertising

The newspapers generate revenue from two primary types of advertisements, "run of paper," which are printed in the body of the newspaper, and "preprinted," which are furnished by the advertiser and inserted into the newspaper. PNI derives the majority of its advertising revenue from run of paper advertisements. However, like other major newspapers, The Arizona Republic and The Phoenix Gazette have experienced an increase in advertisers' use of preprinted advertisements in recent years. Because preprinted advertisements are furnished by the advertisers and can be distributed by alternate means, revenues and profits from preprinted advertisements are generally lower than would be derived if an advertiser had chosen to use run of paper advertisements. To encourage use of run of paper advertisements, PNI structures its advertising rates to provide more favorable rates to high volume and frequent run of paper advertisers.

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

The combined run of paper advertising linage for The Arizona Republic, The Phoenix Gazette and the Arizona Business Gazette for the past three fiscal years and the combined advertising revenues of the newspapers for such periods are set forth in the following table:

                                    52 Weeks    53 Weeks   52 Weeks
                                    Dec. 25     Dec. 31    Dec. 29
Fiscal Years Ended                    1994        1995       1996

Advertising Linage--Run of Paper
  (in thousands of six-
  column inches):
Full run                             4,014       4,513      4,518
Part run                             2,350       2,278      2,164
Weekly                                 269         245        243

Net Advertising Revenue
  (in thousands)                  $248,528    $284,468   $302,294


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

INDIANAPOLIS NEWSPAPERS, INC.

Indianapolis Newspapers, Inc. ("INI") was formed by the Company in 1948. The Company owns all of the issued and outstanding Class B Common Stock of INI. On September 12, 1994 and June 1, 1995, the Company purchased 3,591 shares and 50 shares, respectively, of Class A Common Stock of INI which increased the Company ownership of Class A Common Stock to 67.2% from 4.1%. At the end of 1996 the Company owned 90.2% of the voting power and equity and had the right to elect INI's Board of Directors. On January 3, 1997, INI acquired the balance of the Class A common stock by issuing the existing shareholders one share of a newly created, non-voting, $10,000 stated value INI preferred stock which will pay a $700 annual dividend for each share of Class A common stock owned by such shareholders. The preferred stock is callable in five years by the Company and is redeemable any time by the shareholders at the stated value per share. The primary newspapers published by INI are The Indianapolis Star (mornings and Sunday) and The Indianapolis News (evenings).


Circulation

As of December 29, 1996, approximately 81% of the daily and 80% of the Sunday circulation of The Indianapolis Star and 81% of the daily circulation of The Indianapolis News were home delivered. Single copy sales account for approximately 19% of Sunday newspaper sales and 17% of combined daily newspaper sales.

The following table shows the average paid circulation for The Indianapolis Star and The Indianapolis News for the last three fiscal years. The figures for 1994 and 1995 are based upon annual reports issued by the ABC and include circulation outside the Indianapolis MSA. The figures for 1996 are based upon records of the Company because, as of the date of this report, the ABC annual report for 1996 has not been released. Net circulation revenue for the last three fiscal years is based upon the records of the Company.

                                    52 Weeks    53 Weeks   52 Weeks
                                    Dec. 25     Dec. 31    Dec. 29
Fiscal Years Ended                    1994        1995       1996


The Indianapolis Star (Sunday)      404,468     399,539    402,710
The Indianapolis Star (Daily)       229,876     227,849    231,280
The Indianapolis News (Daily)        87,468      73,141     54,263

Net Circulation Revenue
  (in thousands)                    $38,886     $39,507    $37,205


The home delivery price for The Indianapolis Star (seven days) in the Indianapolis MSA is $3.60 per week which includes a $.30 price increase during September 1996. The home delivery price for The Indianapolis News (six days) is $1.80 per week which includes a $.30 price increase during March 1995. The single copy price is $.50 for each daily paper which includes a $.15 price increase during March 1995. The home delivery price of the Sunday newspaper is $1.50, which includes a $.30 price increase during September 1996. The single copy price of the Sunday newspaper is $1.75 which includes a $.25 price increase during September 1996.


Advertising

Newspapers generate revenue from two primary types of advertisements, "run of paper," which are printed in the body of the newspaper, and "preprinted," which are furnished by the advertiser and inserted into the newspaper. INI derives the majority of its advertising revenue from run of paper advertisements.

Like the Company's Phoenix newspapers, The Indianapolis Star and The Indianapolis News have experienced an increase in advertisers' use of preprinted advertisements in recent years. To encourage use of run of paper advertisements, INI structures its advertising rates to provide more favorable rates to high volume and frequent run of paper advertisers. The combined run of paper advertising linage for The Indianapolis Star and The Indianapolis News for the past three fiscal years and the combined advertising revenue of the newspapers for such periods are set forth in the following table:

                                    52 Weeks    53 Weeks   52 Weeks
                                    Dec. 25     Dec. 31    Dec. 29
Fiscal Years Ended                    1994        1995       1996


Advertising Linage--Run of Paper
  (in thousands of six-
  column inches):
Full run                               2,716       2,937      2,976
Part run                                 125          96         54

Net Advertising Revenue
  (in thousands)                    $131,288    $145,267   $149,658


Distribution

INI distributes The Indianapolis Star and The Indianapolis News primarily by home delivery through a network of approximately 3,200 carriers. Carriers are independent contractors who purchase newspapers from INI and resell them to their customers.

In 1997 INI is converting from its carrier based delivery system to an agency based distribution system for the Indianapolis metro area and its eight surrounding counties. Approximately 1,450 carriers will be replaced by 120 independent delivery agents.

Production

The Indianapolis Star and The Indianapolis News merged the editorial news staffs in 1995 and share production and distribution facilities. All editorial and production functions are handled from INI's facility in downtown Indianapolis. Distribution functions are performed at both the downtown production facility and at the satellite facility which was completed in 1995 at a cost of $20 million. INI's downtown production facility is equipped with six offset presses and related production and distribution equipment.

SMALLER NEWSPAPERS

In March 1997, the Company purchased 100% of the outstanding common stock of McCormick and Company, Inc., the parent company of the Alexandria Daily Town Talk newspaper and McCormick Graphics, Inc., a commercial printing subsidiary. The Daily Town Talk serves Rapides Parish in Central Louisiana and outlying areas with a radius of about 50 miles and a population base of approximately 350,000. As of December 29, 1996, the average paid circulation of the Daily Town Talk was 38,758 daily and 41,504 Sunday.

Through Muncie Newspapers, Inc., which is 88% owned by Indianapolis Newspapers, Inc. and 12% owned by the Company, the Company publishes The Star Press (mornings and Sundays). The Company had formerly published two newspapers in the Muncie market, The Muncie Star and the Muncie Evening Press, but merged the two newspapers into The Star Press in May 1996. The Star Press serves Muncie and east central Indiana which has a population base of just over 300,000. As of December 29, 1996, the average paid circulation of The Star Press was 36,220 daily and 41,318 on Sunday.

The Company publishes the Vincennes Sun-Commercial, a daily newspaper which serves the city of Vincennes, Indiana, with a population of approximately 19,800. As of December 29, 1996, the average paid circulation of the Vincennes Sun-Commercial was 15,326, daily (five days) and 17,604 Sunday.

During January 1993, the Company formed Topics Newspapers, Inc. as a wholly-owned subsidiary to purchase the net assets of two daily newspapers, one weekly newspaper and twelve controlled circulation newspapers that serve the fastest growing area of metropolitan Indianapolis. As of December 29, 1996, the average paid circulation of The Daily Ledger was 10,506 (six days) and the combined weekly circulation was 108,955.

The revenues received by the Company from these smaller publications represented approximately 4% in 1994 and 1995 and 7% in 1996 of total revenues of the Company.

RAW MATERIALS - PONDERAY NEWSPRINT COMPANY

The Company consumed approximately 169,100 metric tons of newsprint in fiscal year 1996 and estimates that consumption will be unchanged in fiscal year 1997. The Company currently obtains its newsprint from a number of suppliers, both foreign and domestic, under long-term contracts, standard in the industry, which offer dependable sources of newsprint at current market rates.

To provide the Company with an additional source of newsprint for a portion of its needs, the Company formed Central Newsprint Company, Inc. and Bradley Paper Company (the "Newsprint Subsidiaries"), both of which are wholly-owned subsidiaries of the Company. The Newsprint Subsidiaries, together with four other newspaper publishing companies and a Canadian newsprint manufacturer, are partners in Ponderay Newsprint Company ("Ponderay"), a general partnership formed to own and operate a newsprint mill in Usk, Washington. The mill began operations in December 1989. PNI has committed to purchase in 1997 the lesser of 13.5% of Ponderay's newsprint production or 34,900 metric tons on a "take if tendered" basis until the debt of Ponderay is repaid.

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

EMPLOYEES - LABOR

As of January 31, 1997, the Company had approximately 5,341 employees (including 1,523 part-time employees), 40% of whom were covered by collective bargaining agreements. The Company has never had a significant strike or work stoppage at its operations and considers its labor relationships with its employees to be good.


EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 28, 1997, the executive officers of the Company and their ages are as follows:

Name                      Age  Positions

Malcolm W. Applegate      61   Director; President and
                               General Manager of Indianapolis Newspapers, Inc.

Thomas K. MacGillivray    36   Treasurer and Chief Financial Officer

John F. Oppedahl          52   Publisher and Chief Executive Officer
                               of Phoenix Newspapers, Inc.

Eugene S. Pulliam         82   Director and Executive
                               Vice President; President
                               of Phoenix Newspapers, Inc.; Publisher of
                               The Indianapolis Star and
                               The Indianapolis News

Frank E. Russell          76   Director; Chairman of the Board and
                               Assistant Secretary

Eric S. Tooker            35   General Counsel and Corporate Secretary

Louis A. Weil, III        55   Director; President and Chief
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

Thomas K. MacGillivray has been Treasurer and Chief Financial Officer since January, 1996. Previously, he was Director of Investments since April, 1993.
He was Vice President and Equity Portfolio Manager for Sovran Capital Management from January 1989 until March 1993.

John F. Oppedahl has been Publisher and Chief Executive Officer of Phoenix Newspapers, Inc. since January 1996. Previously, he was Executive Editor of Phoenix Newspapers, Inc. since 1993 and Managing Editor of the Arizona Republic from 1989 to 1993.

Eugene S. Pulliam has been the Publisher of The Indianapolis Star and The Indianapolis News since 1975 and President of Phoenix Newspapers, Inc. since 1979. He has been a Director of the Company since 1954. Mr. Pulliam is the uncle of Dan Quayle, who is a Director of the Company.

Frank E. Russell has been Chairman of the Board and Assistant Secretary since January 1996. Previously, he was President of the Company since 1979. He has been a Director of the Company since 1974.

Eric S. Tooker has been General Counsel and Secretary since June 1996. From November 1989 through May 1996, he was Associate General Counsel at Conseco, Inc.

Louis A. Weil, III has been President and Chief Executive Officer since January 1996. He served as Publisher and Chief Executive Officer of The Arizona Republic and The Phoenix Gazette and Executive Vice President of Phoenix Newspapers, Inc. between July 1991 and January 1996. Mr. Weil served as Publisher of Time from May 1989 to July 1991 and President and Publisher of The Detroit News from May 1987 to May 1989. Mr. Weil serves as an independent director of Prudential's Domestic Equity, Domestic Fixed Income, Global Fixed Income and Municipal Bond mutual funds. He has been a Director of the Company since 1991.

Each executive officer will serve as such until his successor is chosen and qualified. No family relationships exist among the Company's executive officers.

Item 2.  Properties.

The corporate headquarters of the Company is located at 135 North Pennsylvania Street, Suite 1200, Indianapolis, Indiana 46204. The general character, location and approximate size of the principal physical properties owned by the Company at the end of fiscal year 1996 are set forth below. In addition to those listed, the Company owns employee recreational facilities and other real estate aggregating approximately 130 acres.

                                            Approximate Area
                                             in Square Feet
Printing plants, business and editorial
  offices and warehouse space
                                         Owned          Leased

 Phoenix, Arizona                      1,017,076        162,309
 Mesa, Arizona                           160,815          ---
 Indianapolis, Indiana                   693,152        152,240
 Alexandria, Louisiana                   112,798          ---
 Muncie, Indiana                          67,658          ---
 Vincennes, Indiana                       19,350          ---
 Fishers, Indiana                         40,000          ---
 Greenwood, Indiana                         ---           1,650

The Company believes that its current facilities are adequate to meet the present needs of its newspapers.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the quarter ended December 29, 1996 through the solicitation of proxies and otherwise.


                                  PART II

Item 5.  Markets for Registrant's Common Equity and Related Stockholder Matters.

The information set forth under the caption "Shareholder Information" on page 31 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 6.  Selected Financial Data.

The information set forth under the caption "Ten-Year Financial Highlights" on page 28 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" beginning on page 10 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplemental Data.

The Company's Consolidated Financial Statements and Notes thereto, together with the report thereon of Geo. S. Olive & Co. LLC dated February 3, 1997, appearing on pages 14 through 27 of the Company's 1996 Annual Report to Shareholders, and the information contained under the heading "Quarterly Financial Information (unaudited)" on page 30 of such Annual Report to Shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None in the fiscal year ended December 29, 1996.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

Incorporated herein by reference is the information set forth under the captions "Election of Directors," on page 4 and "Committees of the Board of Directors and Compensation of Directors" on page 5 and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 14 of the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders. See Part I, Item 1 of this report for information regarding the executive officers of the Company.

Item 11.  Executive Compensation.

Incorporated herein by reference is the information set forth under the caption "Compensation of Executive Officers" on page 6 of the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference is the information set forth under the captions "Voting Securities And Principal Holders Thereof" on page 1 and "Security Ownership of Management" on page 3 of the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

Incorporated herein by reference is the information set forth under the captions "Transactions With Certain Related Persons" on page 14 and "Compensation Committee Interlocks and Insider Participation" on page 13 of the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders.


                                  PART IV

Item 14.  Exhibits, Financial Schedule and Reports on Form 8-K.

(a) List of Documents Included in this Report.

    1. Financial Statements.

    The following financial statements are incorporated into this report by reference to the Company's 1996 Annual Report to Shareholders:

       (i) Independent Auditor's Report

      (ii) Consolidated Statement of Income for each of the three fiscal years in the period ended December 29, 1996

     (iii) Consolidated Statement of Financial Position as of December 29, 1996 and December 31, 1995

      (iv) Consolidated Statement of Shareholders' Equity for each of the three fiscal years in the period ended December 29, 1996

       (v) Consolidated Statement of Cash Flows for each of the three fiscal years in the period ended December 29, 1996

      (vi) Notes to Consolidated Financial Statements

      2.  Supplemental Data and Financial Schedule.

       (i) Incorporated herein by reference is the information set forth under the caption "Quarterly Financial Information (Unaudited)" appearing on page 30 of the Company's 1996 Annual Report to Shareholders

      (ii) The following financial schedule and report with respect thereto are filed as a part of this Report:

                                                         Page in
                                                       this filing

      Independent Auditor's Report                           16

      Schedule II    Valuation Accounts                      17

Schedules other than the one referred to above have been omitted because they are not required or because the information is included elsewhere in the Consolidated Financial Statements of the Company.

3. Exhibits Required by Securities and Exchange Commission Regulation
   S-K.

      (i) The following exhibits are filed as a part of this report:

          Exhibit
          Number  Description of Document

          10.14 Amended and Restated Central Newspapers, Inc. Stock Compensation Plan

             13 Portions of the 1996 Annual Report to Shareholders of Central Newspapers, Inc. incorporated by reference into the 1996 Annual Report on Form 10-K

             21   Subsidiaries of the Registrant

             23   Consent of Geo. S. Olive & Co. LLC

             27   Financial Schedule

     (ii) The following exhibits are incorporated herein by reference to documents previously filed with the Securities and Exchange Commission as indicated:

          Exhibit
          Number   Description of Document

            2.1 Contract to buy and sell entire stock of McCormick and Company, Inc., dated as of January 10, 1996. (Filed March 13, 1996 with Form 8-K)

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

          *10.7 Form of Split Dollar Life Insurance Agreement for Executive Officers between the Registrant and Malcolm W. Applegate, Louis A. Weil, III and Thomas K. MacGillivray (Filed with Form 10-K for year ended December 27, 1992)

          *10.8 Form of Split Dollar Life Insurance Agreement for Outside Directors between the Registrant and Kent E. Agness, William
                   A. Franke and Dan Quayle (Filed with Form 10-K for year ended December 27, 1992)

          *10.9 Form of Death Benefit Only Insurance Plan Agreement between the Registrant and Frank E. Russell and Eugene S. Pulliam (Filed with Form 10-K for year ended December 27, 1992)

          *10.10 Central Newspapers, Inc. Unfunded Supplemental Retirement Plan (Filed with Form 10-K for the year ended December 25, 1994)

          *10.11 Central Newspapers, Inc. Non-Qualified Savings Plan, as amended (Filed with Form 10-K for the year ended December 25, 1994)

          *10.12 Central Newspapers, Inc. Director's and Officer's Charitable Award Program (Filed with Form 10-K for the year ended December 25, 1994)

          *10.13 Termination Benefits Agreement dated as of February 23, 1996 between Central Newspapers, Inc. and Louis A. Weil, III (Filed with Form 10-K for the year ended December 31, 1995)

* Represents a contract, plan or arrangement providing for executive officer or director benefits.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Indianapolis, state of Indiana, on this 11th day of March, 1997.

                         CENTRAL NEWSPAPERS, INC.

                         By: /s/ Louis A. Weil, III
                            ------------------------------------
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this 11th day of March, 1997.

     Signature                          Title

(1)  Principal Executive Officer

     /s/ Louis A. Weil, III             President, Chief Executive
     ----------------------             Officer and Director
     Louis A. Weil, III

(2)  Principal Financial and
     Accounting Officer

     /s/ Thomas K. MacGillivray         Treasurer and Chief Financial Officer
     --------------------------
     Thomas K. MacGillivray

(3)  A majority of the Board of Directors

     /s/ Kent E. Agness                 Director
     ------------------
     Kent E. Agness

     /s/ Malcolm W. Applegate           Director
     ------------------------
     Malcolm W. Applegate

     /s/ William A. Franke              Director
     ------------------------
     William A. Franke

     /s/ Eugene S. Pulliam              Director
     ------------------------
     Eugene S. Pulliam

     /s/ Dan Quayle                     Director
     ------------------------
     Dan Quayle

     /s/ Richard Snell                  Director
     ------------------------
     Richard Snell

     /s/ Frank E. Russell               Director, Chairman of the Board and
     ------------------------           Assistant Secretary
     Frank E. Russell

             INDEPENDENT AUDITOR'S REPORT ON FINANCIAL SCHEDULE



Board of Directors and Shareholders
Central Newspapers, Inc.


We have audited the consolidated financial statements of Central Newspapers, Inc. and Subsidiaries at December 29, 1996 and December 31, 1995 and for each of the three fiscal years in the period ended December 29, 1996 and have issued our report dated February 3, 1997. Such financial statements and reports are included in the 1996 Annual Report to Shareholders and are incorporated herein by reference.

Our audits also included the financial schedule listed under Item 14 (a)(2)(ii). The financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information included in the schedule.


/s/ Geo. S. Olive & Co. LLC
---------------------------
GEO. S. OLIVE & CO. LLC

Indianapolis, Indiana
February 3, 1997

Schedule II
                     CENTRAL NEWSPAPERS, INC. AND SUBSIDIARIES
                                Valuation Accounts


     Column A            Column B          Column C        Column D    Column E
                                   Additions
                        Balance at Charged to  Charged to             Balance at
                        Beginning  Costs and     Other                   End
    Description         of Period   Expense     Accounts  Deductions  of Period

Year Ended December 29,
  1996 (52 Weeks):

Provision for doubtful
  accounts and advertising
  refunds               $1,067,203 $7,155,959   $52,820  $(6,636,958) $1,639,024

Year Ended December 31,
  1995 (53 Weeks):

Provision for doubtful
  accounts and advertising
  refunds               $1,071,387 $5,796,378            $(5,800,562) $1,067,203

Year Ended December 25,
  1994 (52 Weeks):

Provision for doubtful
  accounts and advertising
  refunds               $1,141,957 $4,569,894            $(4,640,464) $1,071,387