Form 10-Q
period 1997-03-30
CENTRAL NEWSPAPERS INC
filed 1997-04-30
CIK 854094

United States

                    Securities and Exchange Commission
                          Washington, D.C.  20549



                                 FORM 10-Q


(Mark One)
    x          QUARTERLY REPORT PURSUANT TO SECTION 13 OR
   ---         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 30, 1997

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

                         YES   x   NO
                              ---      ---
The number of shares of each class of common stock outstanding as of April 30, 1997:

               CLASS A COMMON STOCK          23,199,111
               CLASS B COMMON STOCK          31,553,000

                         Central Newspapers, Inc.

                            Index to Form 10-Q



Part I -- FINANCIAL INFORMATION                                Page

  Item 1 -- Financial Statements:

        Consolidated Statement of Financial Position            3-4

        Consolidated Statement of Income                          5

        Consolidated Statement of Shareholders' Equity            6

        Consolidated Statement of Cash Flows                      7

        Notes to Consolidated Financial Statements              8-9

    Item 2 -- Management's Discussion and Analysis of
              Financial Condition and Results of Operations     9-13

Part II -- OTHER INFORMATION                                   14-17

                                  PART I


Item 1. Financial Statements

                        CENTRAL NEWSPAPERS, INC.
               Consolidated Statement of Financial Position


                                                   March 30,   Dec. 29,
ASSETS                                                 1997       1996
(In thousands)                                     (Unaudited)
                                                    --------   --------
CURRENT ASSETS:
 Cash and cash equivalents                           $59,447    $36,149
 Marketable securities                                11,952     25,612
 Accounts receivable (net of allowances of
   $2,546 and $792)                                   77,347     90,023
 Inventories                                           8,697      8,912
 Deferred income tax benefits                          7,512      7,263
 Other current assets                                  5,446      3,503
                                                    --------   --------
      Total current assets                           170,401    171,462
                                                    --------   --------



PROPERTY, PLANT AND EQUIPMENT:
 Land                                                 18,604     18,225
 Buildings and improvements                          121,855    121,785
 Leasehold improvements                                4,256      4,255
 Machinery and equipment                             372,699    367,173
 Construction in progress                              2,840      1,414
                                                    --------   --------
                                                     520,254    512,852
      Less accumulated depreciation                  224,593    215,872
                                                    --------   --------
                                                     295,661    296,980
                                                    --------   --------


OTHER ASSETS:
 Land held for development                             3,105      3,118
 Goodwill and other intangibles                      115,110     75,449
 Investment in Affiliate                               8,428      8,867
 Other                                                30,009     31,096
                                                    --------   --------
                                                     156,652    118,530
                                                    --------   --------
TOTAL ASSETS                                        $622,714   $586,972
                                                    ========   ========


See accompanying notes to consolidated financial statements.

                        CENTRAL NEWSPAPERS, INC.
               Consolidated Statement of Financial Position


                                                   March 30,   Dec. 29,
LIABILITIES AND SHAREHOLDERS' EQUITY                   1997       1996
(In thousands, except share data)                  (Unaudited)
                                                    --------   --------
CURRENT LIABILITIES:
 Accounts payable                                    $15,224    $19,079
 Accrued compensation                                 16,755     17,052
 Dividends payable                                     5,338      5,180
 Accrued expenses and other liabilities               17,220     13,914
 Federal and state income taxes                       14,459      5,880
 Deferred revenue                                     22,727     18,034
                                                    --------   --------
      Total current liabilities                       91,723     79,139
                                                    --------   --------
DEFERRED INCOME TAXES                                 28,189     26,602
                                                    --------   --------
LONG-TERM DEBT                                         2,678      2,678
                                                    --------   --------
POSTRETIREMENT BENEFIT OBLIGATION                     82,394     81,759
                                                    --------   --------
MINORITY INTEREST IN SUBSIDIARY                          836      9,244
                                                    --------   --------
REDEEMABLE PREFERRED STOCK ISSUED BY SUBSIDIARY       18,920
                                                    --------   --------
SHAREHOLDERS' EQUITY:
 Preferred stock--issuable in series:
   Authorized--25,000,000 shares
   Issued--none
 Class A common stock--without par value:
   Authorized--75,000,000 shares
   Issued--23,197,911 and 23,237,711 shares           25,763     24,259
 Class B common stock--without par value:
   Authorized--50,000,000 shares
   Issued--31,553,000 shares                              63         63
 Retained earnings                                   372,070    363,365
 Unamortized value of restricted stock                (1,800)    (1,627)
 Unrealized gain on available-for-sale securities      1,878      1,490
                                                    --------   --------
                                                     397,974    387,550
                                                    --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $622,714   $586,972
                                                    ========   ========


See accompanying notes to consolidated financial statements.

                         CENTRAL NEWSPAPERS, INC.
                     Consolidated Statement of Income
                                (Unaudited)


(In thousands, except per share data)
                                                   Thirteen Weeks Ended
                                                   March 30,  March 31,
                                                       1997       1996
                                                    --------   --------
OPERATING REVENUES:
 Advertising                                        $128,996   $112,504
 Circulation                                          35,554     34,270
 Other                                                 6,418      1,122
                                                    --------   --------
                                                     170,968    147,896
                                                    --------   --------
OPERATING EXPENSES:
 Compensation                                         59,599     56,817
 Newsprint and ink                                    24,320     32,348
 Other operating costs                                39,295     32,499
 Depreciation and amortization                        10,705      8,459
 Building impairment cost                                         3,034
 Work force reduction cost                             6,041        440
                                                    --------   --------
                                                     139,960    133,597
                                                    --------   --------
OPERATING INCOME                                      31,008     14,299

OTHER INCOME (principally investment income)           1,266      1,857

OTHER EXPENSES                                          (174)      (264)
                                                    --------   --------
INCOME BEFORE INCOME TAXES                            32,100     15,892

PROVISION FOR INCOME TAXES                            13,534      6,592
                                                    --------   --------
INCOME BEFORE MINORITY INTEREST AND
 EQUITY IN AFFILIATE                                  18,566      9,300

MINORITY INTEREST IN SUBSIDIARIES                       (543)      (182)

EQUITY IN AFFILIATE, NET OF TAX                         (285)       691
                                                    --------   --------
NET INCOME                                           $17,738     $9,809
                                                    ========   ========

NET INCOME PER COMMON SHARE                             $.67       $.37
                                                        ====       ====

DIVIDENDS DECLARED PER CLASS A COMMON SHARE             $.19       $.17

AVERAGE COMMON SHARES
 OUTSTANDING (combined Class A and
  equivalent Class B shares)                          26,394     26,700


See accompanying notes to consolidated financial statements.

                                CENTRAL NEWSPAPERS, INC.
                      Consolidated Statement of Shareholders' Equity
                                      (Unaudited)

(In thousands, except share data)                                                                        Unrealized
                                                                                              Unamortized  Gain on
                                       Common Stock            Common Stock                     Value of  Available-
                                         Class A                 Class B            Retained  Restricted  for-Sale
                                     Shares     Amount      Shares      Amount      Earnings      Stock  Securities
                                   ----------   --------  ----------    --------    --------  ---------- ----------
BALANCE AT JANUARY 1, 1996         23,520,611    $18,967  31,553,000         $63    $338,436                $1,275

 Net income (13 weeks)                                                                 9,809
 Dividends declared:
   Class A common stock                                                               (4,006)
   Class B common stock                                                                 (536)
 Exercise of stock options             93,500      1,132
 Change in unrealized gain on
    available-for-sale securities                                                                              (70)
                                   ----------    -------  ----------    --------     -------  ---------- ----------
BALANCE AT MARCH 31, 1996          23,614,111     20,099  31,553,000          63     343,703                 1,205

 Net income (39 weeks)                                                                51,725
 Dividends declared:
   Class A common stock                                                              (12,850)
   Class B common stock                                                               (1,736)
 Exercise of stock options             61,200      2,796
 Repurchase of Class A common stock  (490,100)      (539)                            (17,477)
 Issuance of restricted stock grants   52,500      1,903                                        ($1,903)
 Amortization of restricted stock
  grants                                                                                            276
 Change in unrealized gain on
   available-for-sale securities                                                                               285
                                   ----------    -------  ----------    --------     -------  ---------- ---------
BALANCE AT DECEMBER 29, 1996       23,237,711     24,259  31,553,000          63     363,365     (1,627)     1,490

 Net income (13 weeks)                                                                17,738
 Dividends declared:
   Class A common stock                                                               (4,407)
   Class B common stock                                                                 (599)
 Exercise of stock options             42,700      1,224
 Repurchase of Class A common stock   (90,500)       (91)                             (4,027)
 Issuance of restricted stock grants    8,000        371                                           (371)
 Amortization of restricted stock
  grants                                                                                            198
 Change in unrealized gain on
   available-for-sale securities                                                                               388
                                   ----------    -------  ----------    --------    --------  ---------- ---------
BALANCE AT MARCH 30, 1997          23,197,911    $25,763  31,553,000         $63    $372,070    ($1,800)    $1,878
                                   ==========    =======  ==========    ========    ========  ========== =========

See accompanying notes to consolidated financial statements.

                          CENTRAL NEWSPAPERS, INC.
                     Consolidated Statement of Cash Flows
                                 (Unaudited)


(In thousands)                                      13 Weeks   13 Weeks
                                                       Ended      Ended
                                                   March 30,  March 31,
                                                       1997       1996
                                                    --------   --------
OPERATING ACTIVITIES:
 Net income                                          $17,738     $9,809
 Items which did not use (provide) cash:
   Depreciation and amortization                      10,705      8,463
   Postretirement and pension benefits                 1,728      1,687
   Loss (gain) on disposition of assets                  (65)     2,960
   Minority interest in earnings of subsidiaries         543        181
   Equity in Affiliate                                   285       (715)
   Deferred income taxes                                 420        490
   Amortization of restricted stock awards               198
   Net proceeds from trading securities                2,048     41,392
   Net change in other current assets and liabilities 27,515      9,246
                                                    --------   --------
      Net cash provided by operating activities       61,115     73,513
                                                    --------   --------
INVESTING ACTIVITIES:
 Purchase of property, plant and equipment-net        (6,665)   (12,310)
 Purchases of available-for-sale securities                      (5,798)
 Proceeds from available-for-sale securities          11,437     19,884
 Acquisition of subsidiaries                         (33,219)   (60,509)
 Other                                                   (36)      (581)
                                                    --------   --------
      Net cash used by investing activities          (28,483)   (59,314)
                                                    --------   --------
FINANCING ACTIVITIES:
 Cash dividends paid                                  (5,015)    (4,535)
 Dividends paid to minority interest                    (165)      (492)
 Proceeds from exercise of stock options                 763        891
 Principal repayments on long-term debt                 (800)
 Repurchase of Class A common stock                   (4,117)
                                                    --------   --------
      Net cash used by financing activities           (9,334)    (4,136)
                                                    --------   --------
INCREASE IN CASH AND CASH EQUIVALENTS                 23,298     10,063

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        36,149     26,142
                                                    --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $59,447    $36,205
                                                    ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Issuance by subsidiary of redeemable preferred
  stock in exchange for Class A common stock
  of subsidiary                                      $18,920
 Income taxes paid during the period                   4,065     $1,745
 Interest paid during the period                          25        168


See accompanying notes to consolidated financial statements.

                         CENTRAL NEWSPAPERS, INC.
                Notes to Consolidated Financial Statements
                                (Unaudited)


1. Central Newspapers, Inc. and its subsidiaries (the "Company") are primarily engaged in the publishing and distribution of newspapers. Revenues are principally derived from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. The Company also has an 80% interest in the Westech group of companies which are predominately in the jobs fair business and a 13.5% interest in Ponderay Newsprint Company ("Affiliate"), a partnership formed to own and operate a newsprint mill in the State of Washington.

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

2. The accompanying unaudited consolidated financial statements do not include all of the information and disclosures which are normally included in Form 10-K and annual report to shareholders. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 29, 1996. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation
S-X. The consolidated statement of financial position at December 29, 1996 has been derived from audited financial statements. In the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments which are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Such statements are not necessarily indicative of the results to be expected for the full year.

3. The Company's fiscal year ends on the last Sunday of the calendar year. The years ending December 28, 1997 and December 29, 1996 each comprise 52 weeks.

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

5. During 1997 and 1996, the Company reduced its work force in response to circulation distribution changes, technological changes and the closure of the Phoenix afternoon newspaper. Certain employees were offered retirement benefits through a non-qualified supplemental retirement plan. Year-to-date 1997 work force reduction costs were $6,041,000.

6. On March 19, 1996 the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's Class A common stock. The shares may be purchased over three years on the open market or in privately negotiated transactions. As of March 30, 1997 the Company had repurchased 580,600 shares of Class A common stock.

7. In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement establishes new standards for reporting earnings per share. This standard is effective for interim and annual periods ending after December 15, 1997. It is not expected to have a material impact on the Company's earnings per share.

8. On January 3, 1997, the Company acquired the remaining 9.8% of Indianapolis Newspapers, Inc. ("INI") common stock that it did not already own. This transaction, which was recorded using purchase accounting, was accomplished by issuing the current minority shareholders an aggregate of 1,892 shares of newly created, non-voting, INI preferred stock, with an aggregate stated value of $18,920,000, in exchange for the shares of INI common stock owned by them. The preferred stock provides for aggregate annual dividends of $1,324,000 on a cumulative basis, is callable in five years by INI, and is redeemable at any time by the shareholders of INI at the stated value plus accrued but unpaid dividends. This transaction is not expected to have a material effect on future earnings.

9.  In February 1997, the Company acquired for $34.8 million, 80% of the
Santa Clara, California based Westech group of companies. The transaction was accounted for using purchase accounting. The group, which had 1996 sales of approximately $20 million, includes Westech ExpoCorp., which organizes job fairs for the high tech industry, High Technology Careers, which publishes High Technology Careers Magazine and Virtual Job Fair, an internet-based resume posting and research service and JobsAmerica, which organizes job fairs for service industry positions. The transaction generated approximately $32.4 million of goodwill which is being amortized on a straight line basis over 15 years.

10. Certain amounts in the financial statements have been reclassified to conform with the 1997 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principal line of business of the Company is newspaper publishing. Revenues are derived primarily from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. The Company also has an 80% interest in the Westech group of companies which are predominantly in the jobs fair business and a 13.5% interest in Ponderay, a partnership formed to own and operate a newsprint mill in the State of Washington. The analysis of the first quarter of 1997 compared with the first quarter of 1996 should be read in conjunction with the fiscal 1996 consolidated financial statements and the accompanying notes to the consolidated financial statements.

The Company's business tends to be seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year.

RECENT EVENTS

On April 14, 1997, the Company entered into definitive agreements with the beneficiaries of the Enid Goodrich estate to purchase an aggregate of 1,177,367 shares of Class A common stock at $49.50 per share. The aggregate $58.3 million transactions are expected to be consummated no later than May 31, 1997.

In February 1997, the Company acquired 80% of Westech. Based in Santa Clara, California, Westech consists of Westech ExpoCorp., which organizes job fairs for the high tech industry; High Technology Careers, which publishes High Technology Careers Magazine and Virtual Job Fair (http://www.vjf.com), an internet-based resume posting and research service; and JobsAmerica, which organizes job fairs for service industry positions. Westech had approximately $20 million of revenues in 1996.

Effective January 18, 1997, the Company ceased publication of its afternoon newspaper, The Phoenix Gazette, and realigned the news gathering structure of its morning newspaper, The Arizona Republic. These changes resulted in the Company recording a one-time pre-tax charge to earnings of approximately $4.8 million in the first quarter of 1997 and are expected to result in a reduction in operating expenses of approximately $5.0 million in 1997 and ongoing operating expense savings in future years of approximately $6.4 million. Approximately 85 positions were eliminated as a result of these actions.

On January 3, 1997, the Company acquired the remaining 9.8% of Indianapolis Newspapers, Inc. ("INI") common stock that it did not already own. This transaction, which was recorded using purchase accounting, was accomplished by issuing the current minority shareholders an aggregate of 1,892 shares of newly created, non-voting, INI preferred stock, with an aggregate stated value of $18,920,000, in exchange for the shares of INI common stock owned by them. The preferred stock provides for aggregate annual dividends of $1,324,000 on a cumulative basis, is callable in five years by INI, and is redeemable at any time by the shareholders of INI at the stated value plus accrued but unpaid dividends. This transaction is not expected to have a material effect on future earnings.

On March 12, 1996, the Company purchased 100% of the outstanding common stock of McCormick & Company, Inc. ("McCormick"), which owns the Alexandria Daily Town Talk newspaper of Louisiana and McCormick Graphics, Inc., a commercial printing subsidiary. The purchase price was approximately $62.0 million in cash. Since a significant portion of the purchase price was allocated to intangible assets, the amortization of which is not deductible for tax purposes, the Company's net income may be negatively impacted for approximately three years from the date of acquisition. Thereafter,the acquisition is expected to contribute positively to net income. However, the Company's EBITDA has been positively impacted since the acquisition.

FIRST QUARTER OF 1997 COMPARED WITH THE FIRST QUARTER OF 1996

QUARTERLY RESULTS OF OPERATIONS

The first quarter of 1997 resulted in record revenues and profits for the Company. First quarter earnings per share were $.67, an 81.1% increase over the $.37 earned in the first quarter of 1996. Both quarters included the effects of work force reduction and/or asset impairment costs ("special charges") which negatively impacted earnings. Excluding the special charges, earnings per share would have been $.81 in the first quarter of 1997 and $.44 in the first quarter of 1996, an increase of 84.1%. Operating income for the first quarter of 1997 was $31.0 million for an increase of 116.9% from the $14.3 million earned in the first quarter of 1996. Approximately $9.6 million of the operating income increase was due to substantially lower newsprint prices in the 1997 first quarter when compared with 1996. The first quarter of 1997 includes two additional months of year-over-year McCormick activity, initial operating income from Westech and work force reduction charges primarily related to The
Phoenix Gazette closure. The 1996 first quarter included charges related to asset impairments and work force reductions. Excluding these items in both periods, 1997 first quarter operating income would have been $34.7 million compared to $17.8 million in the 1996 first quarter for an increase of 95.0%. EBITDA (operating income before depreciation, amortization and special charges) for the comparable periods was $47.8 million in the 1997 period and $26.2 million in the 1996 period, an increase of 82.0%. Net income for the 1997 first quarter was $17.7 million, an 80.8% increase from the $9.8 million net income for the first quarter of 1996. Excluding the special charges for both periods, net income would have been $21.2 million and $11.8 million, respectively.

OPERATING REVENUES

The Company's quarterly operating revenues rose to $171.0 million in 1997 from $147.9 million in 1996, an increase of 15.6%. These comparisons include the 1997 revenues from the February 1997 Westech acquisition and the March 1996 McCormick acquisition (the "Acquisitions"). Excluding the effects of the Acquisitions, operating revenues increased 9.3% compared to the first quarter of 1996. Advertising and circulation revenues increased 14.7% and 3.7%, respectively, in the first quarter of 1997. These gains were partially affected by the Acquisitions, but the advertising increases were primarily due to strong gains in the classified and national advertising groups in both major markets. Areas of particular advertising strength included automotive and recruitment advertising categories in Phoenix and all major advertising categories in Indianapolis. Although The Phoenix Gazette closed in January, 1997, the impact on advertising and circulation revenues was not significant since approximately 85% of the Phoenix afternoon subscribers were successfully transferred to The Arizona Republic.

The following is a summary of major market linage and circulation statistics for the period:

(In thousands, except circulation)


                                               1st Quarter         %
                                           ------------------
                                              1997       1996    Change

Full Run Linage in six column inches: (1)
Retail                                       633.6      567.2      11.7
National                                     101.3       62.3      62.6
Classified                                   759.5      656.8      15.6
                                           -------    -------
     Total                                 1,494.4    1,286.3      16.2
                                           =======    =======


Full Run Linage by Major Markets:
     Phoenix (1)                             686.9      652.4       5.3
     Indianapolis                            807.5      633.9      27.4
                                           -------    -------
                                           1,494.4    1,286.3      16.2
                                           -------    -------

Net Advertising Revenue (1)               $128,996   $112,504      14.7

Combined Average Daily Circulation:
     Phoenix                               487,050    492,413      (1.1)
     Indianapolis                          274,660    290,111      (5.3)
Sunday Circulation:
     Phoenix                               618,546    621,310       (.4)
     Indianapolis                          393,219    403,134      (2.5)


(1) For comparability, linage statistics for the 13 weeks ended March 31, 1996 and March 30, 1997 exclude linage of The Phoenix Gazette, which ceased publication in January, 1997. Linage statistics for the thirteen weeks ended March 31, 1996 including The Phoenix Gazette were 762 retail, 88 national and 889 classified. Total Phoenix market full run linage for the 1996 period including The Phoenix Gazette, was 1,106. Advertising revenue was not significantly affected by the closure of The Phoenix Gazette and has not been restated.


OPERATING EXPENSES

Compensation costs, which include payroll and fringe benefits, increased 4.9% to $59.6 million in the first quarter of 1997 compared with the first quarter of 1996. Excluding the acquisitions, compensation costs would have increased
0.3%. Period over period headcount (excluding Westech) decreased 2.7% due primarily to the closure of The Phoenix Gazette and the impact of a conversion from a carrier-based distribution arrangement to an agency-based distribution work force in Indianapolis. Newsprint and ink expense was $24.3 million in the first quarter of 1997, a 24.8% decrease from the first quarter of 1996. Excluding the acquisitions, newsprint and ink expense would have decreased 26.8%. Sharply lower prices of newsprint of approximately 30% in the first quarter of 1997 compared to the first quarter of 1996 have resulted in a significant decrease in costs; however, the Company increased newsprint consumption by 6.5% due to the acquisitions and increased advertising linage. Other operating costs increased 20.9% to $39.3 million in the first quarter of 1997. Excluding the acquisitions, operating costs increased 12.7%. Significant items contributing to the increase in operating costs included higher property taxes in Phoenix and Indianapolis, charges associated with the Phoenix client server computer system, and changes in circulation distribution methods in Indianapolis.

Depreciation and amortization expense increased 26.6% to $10.7 million in the first quarter of 1997 compared to the first quarter of 1996. Excluding the effects of the acquisitions, depreciation and amortization expense would have increased 13.7% as a result of the new office building and client server computer system in Phoenix and distribution centers and inserting equipment at both locations.

The Company recorded work force reduction costs of approximately $6.0 million in the first quarter of 1997. Of this amount, approximately $4.8 million resulted from the closure of The Phoenix Gazette where approximately 85 positions were eliminated. The balance of the charge related to the costs of eliminating 18 positions in the conversion of distribution systems in Indianapolis.

NON-OPERATING ITEMS

Other non-operating income (primarily investment income) decreased 31.8% in the first quarter of 1997 primarily due to a reduction in investable cash because of the Westech and McCormick acquisitions. Income tax expense increased 105.3% reflecting sharply higher taxable income. Equity in affiliate decreased $1.0 million due to a reduction in newsprint selling prices being realized by Ponderay Newsprint Company.

LIQUIDITY AND CAPITAL RESOURCES FOR THE QUARTER ENDED MARCH 30, 1997

Net cash provided by operating activities is the Company's primary source of liquidity. Net cash provided by operating activities, excluding the effects of net purchases of trading securities for the first quarter of 1997 and 1996, was $59.1 million and $32.1 million, respectively. Changes for both years were primarily attributable to net income and working capital differences. The principal uses of cash in the first quarter of 1997 were the acquisition of Westech, payment of dividends, capital expenditures and the repurchase of Class A common stock. At the end of the quarter, the Company's available cash and investments totaled $71.4 million, up $9.6 million from the end of 1996. Working capital for the same period decreased $13.6 million to $78.7 million.

Total capital expenditures in the first quarter of 1997 were $6.7 million compared with $12.3 million in the first quarter of 1996. As of March 30, 1997, there are no significant formal commitments related to future capital expenditures.

The Company announced in March, 1996 that it has been authorized to repurchase up to 1 million shares of Class A common stock on the open market or in privately negotiated transactions over a three year time period. Through March 30, 1997 the Company had repurchased a total of 580,600 shares. For the quarter ended March 30, 1997 the Company repurchased 90,500 shares in the aggregate cost of $4.1 million.

On April 14, 1997, the Company announced that it had signed definitive agreements to repurchase 1,177,367 shares of its Class A common stock (not related to the March 1996 authorized repurchase) at $49.50 per share from the beneficiaries of the estate of Enid Goodrich. The aggregate $58.3 million transactions are expected to be consummated by May 31, 1997. The Company plans to utilize existing cash and investments for part of the repurchase with the balance being obtained from a $60 million uncommitted, unsecured short-term bank line of credit that the Company is currently negotiating.

Dividends of $.19 per share on the Class A common stock and $.019 on the Class B common stock were declared during the quarter.

The Company has demonstrated a consistent ability to generate net cash flow from operations. As a result, management believes that existing cash and investments, available bank credit resources and net cash flows from operations will be sufficient to fund existing capital and investment needs along with working capital requirements for the foreseeable future.


OUTLOOK FOR THE REMAINDER OF 1997

The Company foresees continued growth in advertising revenues for the balance of 1997, but at a rate less than that experienced in the first quarter of 1997. Despite the closure of The Phoenix Gazette in January, 1997, circulation revenue is also expected to increase modestly compared to 1996 due to September, 1996 Indianapolis price increases and circulation growth. Non-newsprint operating expenses are expected to increase at a comparable rate with revenue growth. The cost of newsprint expense, the second largest expense category, is expected to increase during the remainder of 1997; but total 1997 newsprint and ink expense is expected to be less than comparable 1996 levels. If so, the Company expects favorable financial performance in 1997 compared with 1996.

FORWARD LOOKING STATEMENTS

This document contains material that is forward-looking in nature. From time to time, the Company may provide forward looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. All forward-looking statements are based upon information available to the Company at the time they are made and the Company assumes no obligation to update any forward-looking statements. The Company notes that a variety of factors could cause the Company's actual results to differ materially from the expectations expressed in the forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business include, but are not limited to:

*  economic weakness in the Company's geographic markets
* weakness in retail and/or classified advertising revenue due to factors including retail consolidations, declines in the advertising budgets of major customers, and increased competition from print and non-print products
* declines in circulation due to changing reader preferences and/or new forms of information dissemination
*  fluctuations in the price of newsprint
* and increase in distribution and/or production costs over anticipated levels
*  the negative impact of issues related to labor agreements

                                  PART II



                         CENTRAL NEWSPAPERS, INC.


Item 1.  Legal Proceedings -- None

Item 2.  Changes in Securities -- None

Item 3.  Default Upon Senior Securities -- None

Item 4.  Submission of Matters to a Vote of Security Holders -- None

Item 5.  Other Information -- None

Item 6.  Exhibits and Reports on Form 8-K

     a) Exhibits 1a and 1b -- Independent Accountant's Reports

     b) Exhibit 2 -- Press release relating to an agreement to repurchase
        1.18 million shares of Class A common stock from the beneficiaries of the estate of Enid Goodrich.

     c) The Company filed a report on Form 8-K on March 12, 1997 announcing that the Board of Directors of the Company recommended to shareholders the appointment of Price Waterhouse LLP to examine the financial statements of the Company for the fiscal year ending December 28, 1997. This recommendation was ratified by the shareholders at the annual meeting held on April 24, 1997. Price Waterhouse LLP will replace Geo. S. Olive & Co., LLC which has acted as the independent public accountant for the Company for its two most recent fiscal years.





                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CENTRAL NEWSPAPERS, INC.



Dated:  April 28, 1997            By:/s/ Louis A. Weil, III
                                     ----------------------
                                      Louis A. Weil, III
                                      President and Chief Executive
                                       Officer



                                  By: /s/ Thomas K. MacGillivray
                                      --------------------------
                                      Thomas K. MacGillivray
                                      Vice President and Chief
                                       Financial Officer