Form 10-Q
period 1997-06-29
CENTRAL NEWSPAPERS INC
filed 1997-08-12
CIK 854094

United States

                    Securities and Exchange Commission
                          Washington, D.C.  20549



                                 FORM 10-Q


   (Mark One)
       x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      ---      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 29, 1997

      ---      TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ____to____


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

                         YES   x   NO
                              ---     ---

The number of shares of each class of common stock outstanding as of June 30, 1997:

               CLASS A COMMON STOCK          22,106,244
               CLASS B COMMON STOCK          31,345,500

                         Central Newspapers, Inc.

                            Index to Form 10-Q


Part I -- FINANCIAL INFORMATION                                Page

  Item 1 -- Financial Statements:

        Consolidated Statement of Financial Position            3-4

        Consolidated Statement of Income                          5

        Consolidated Statement of Shareholders' Equity            6

        Consolidated Statement of Cash Flows                      7

        Notes to Consolidated Financial Statements              8-9

    Item 2 -- Management's Discussion and Analysis of
              Financial Condition and Results of Operations    9-14

Part II -- OTHER INFORMATION                                  15-18

                                     PART I.

Item 1. Financial Statements

                             CENTRAL NEWSPAPERS, INC.
                  Consolidated Statement of Financial Position


                                                          June 29,   Dec. 29,
ASSETS                                                       1997       1996
(In thousands)                                           (Unaudited)
                                                          --------   --------

CURRENT ASSETS:
 Cash and cash equivalents                                 $50,065    $36,149
 Marketable securities                                      10,268     25,612
 Accounts receivable (net of allowances of
   $3,010 and $1,638)                                       79,903     90,023
 Inventories                                                11,605      8,912
 Deferred income tax benefits                                7,617      7,263
 Other current assets                                        6,375      3,503
                                                          --------   --------
      Total current assets                                 165,833    171,462
                                                          --------   --------

PROPERTY, PLANT AND EQUIPMENT:
 Land                                                       18,604     18,225
 Buildings and improvements                                121,964    121,785
 Leasehold improvements                                      4,255      4,255
 Machinery and equipment                                   375,486    367,173
 Construction in progress                                    4,908      1,414
                                                          --------   --------
                                                           525,217    512,852
      Less accumulated depreciation                        233,796    215,872
                                                          --------   --------
                                                           291,421    296,980
                                                          --------   --------

OTHER ASSETS:
 Land held for development                                   3,105      3,118
 Goodwill and other intangibles                            114,044     75,449
 Investment in Affiliate                                     8,197      8,867
 Other                                                      30,947     31,096
                                                          --------   --------
                                                           156,293    118,530
                                                          --------   --------
TOTAL ASSETS                                              $613,547   $586,972
                                                          ========   ========


See accompanying notes to consolidated financial statements.

                          CENTRAL NEWSPAPERS, INC.
                Consolidated Statement of Financial Position


                                                          June 29,   Dec. 29,
LIABILITIES AND SHAREHOLDERS' EQUITY                         1997       1996
(In thousands, except share data)                        (Unaudited)
                                                          --------   --------
CURRENT LIABILITIES:
 Accounts payable                                          $18,343    $19,079
 Accrued compensation                                       18,231     17,052
 Dividends payable                                           4,795      5,180
 Accrued expenses and other liabilities                     14,768     13,914
 Federal and state income taxes                                         5,880
 Deferred revenue                                           23,682     18,034
 Short-term debt                                            39,400
                                                          --------   --------
      Total current liabilities                            119,219     79,139
                                                          --------   --------
DEFERRED INCOME TAXES                                       28,681     26,602
                                                          --------   --------
LONG-TERM DEBT                                               2,678      2,678
                                                          --------   --------
POSTRETIREMENT BENEFIT OBLIGATION                           83,222     81,759
                                                          --------   --------
MINORITY INTEREST IN SUBSIDIARY                              1,249      9,244
                                                          --------   --------
REDEEMABLE PREFERRED STOCK ISSUED BY SUBSIDIARY             18,920
                                                          --------   --------
SHAREHOLDERS' EQUITY:
 Preferred stock--issuable in series:
   Authorized--25,000,000 shares
   Issued--none
 Class A common stock--without par value:
   Authorized--75,000,000 shares
   Issued and outstanding--22,105,244 and 23,237,711
    shares                                                  26,731     24,259
 Class B common stock--without par value:
   Authorized--50,000,000 shares
   Issued and outstanding--31,345,500 and 31,553,000
    shares                                                      63         63
 Retained earnings                                         332,595    363,365
 Unamortized value of restricted stock                      (1,581)    (1,627)
 Unrealized gain on available-for-sale securities            1,770      1,490
                                                          --------   --------
                                                           359,578    387,550
                                                          --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $613,547   $586,972
                                                          ========   ========


See accompanying notes to consolidated financial statements.

                        CENTRAL NEWSPAPERS, INC.
                    Consolidated Statement of Income
                             (Unaudited)


(In thousands, except per share data)
                                                 13 Weeks Ended        26 Weeks Ended
                                               June 29,   June 30,   June 29,   June 30,
                                                  1997       1996       1997       1996
                                               --------   --------   --------   --------
OPERATING REVENUES:
 Advertising                                   $137,363   $117,329   $266,359   $229,833
 Circulation                                     35,349     33,402     70,903     67,672
 Other                                            7,041      1,986     13,459      3,108
                                               --------   --------   --------   --------
                                                179,753    152,717    350,721    300,613
                                               --------   --------   --------   --------
OPERATING EXPENSES:
 Compensation                                    58,767     56,419    118,366    113,236
 Newsprint and ink                               27,136     29,896     51,456     62,244
 Other operating costs                           43,701     34,894     82,996     67,393
 Depreciation and amortization                   10,631      9,102     21,336     17,561
 Asset impairment cost                                       1,192                 4,226
 Work force reduction cost                          682        663      6,723      1,103
                                               --------   --------   --------   --------
                                                140,917    132,166    280,877    265,763
                                               --------   --------   --------   --------
OPERATING INCOME                                 38,836     20,551     69,844     34,850

OTHER INCOME (principally investment income)      1,285      1,450      2,551      3,307

OTHER EXPENSES                                     (816)      (253)      (990)      (516)
                                               --------   --------   --------   --------
INCOME BEFORE INCOME TAXES                       39,305     21,748     71,405     37,641

PROVISION FOR INCOME TAXES                       16,018      9,082     29,552     15,674
                                               --------   --------   --------   --------
INCOME BEFORE MINORITY INTEREST AND
 EQUITY IN AFFILIATE                             23,287     12,666     41,853     21,967

MINORITY INTEREST IN SUBSIDIARIES                  (744)      (326)    (1,287)      (508)

EQUITY IN AFFILIATE, NET OF TAX                    (150)       656       (435)     1,347
                                               --------   --------   --------   --------
NET INCOME                                      $22,393    $12,996    $40,131    $22,806
                                               ========   ========   ========   ========

NET INCOME PER COMMON SHARE                        $.86       $.49      $1.53       $.85


DIVIDENDS DECLARED PER CLASS A COMMON SHARE        $.19       $.17       $.38       $.34

AVERAGE COMMON SHARES
 OUTSTANDING (combined Class A and
  equivalent Class B shares)                     26,130     26,749     26,262     26,725


See accompanying notes to consolidated financial statements.

                          CENTRAL NEWSPAPERS, INC.
               Consolidated Statement of Shareholders' Equity
                              (Unaudited)

(In thousands, except  share data)                                                                  Unrealized
                                                                                        Unamortized   Gain on
                                        Common Stock          Common Stock                 Value of Available-
                                          Class A                Class B        Retained Restricted  for-Sale
                                       Shares    Amount     Shares     Amount   Earnings      Stock Securities
                                   ----------   -------  ----------   -------   -------- ---------- ----------
BALANCE AT JANUARY 1, 1996         23,520,611   $18,967  31,553,000       $63   $338,436                $1,275

 Net income (26 weeks)                                                            22,806
 Dividends declared:
   Class A common stock                                                           (8,010)
   Class B common stock                                                           (1,073)
 Exercise of stock options             84,050     2,087
 Repurchase of Class A common stock  (122,900)     (109)                          (4,126)
 Issuance of restricted stock          48,000     1,734                                     ($1,734)
 Amortization of restricted stock                                                                74
 Change in net unrealized gain on
    available-for-sale securities                                                                           (9)
                                   ----------   -------  ----------    -------  -------- ---------- ----------
BALANCE AT JUNE 30, 1996           23,529,761    22,679  31,553,000        63    348,033     (1,660)     1,266

 Net income (26 weeks)                                                            38,728
 Dividends declared:
   Class A common stock                                                           (8,846)
   Class B common stock                                                           (1,199)
 Exercise of stock options             70,650     1,841
 Repurchase of Class A common stock  (367,200)     (430)                         (13,351)
 Issuance of restricted stock           4,500       169                                        (169)
 Amortization of restricted stock                                                               202
 Change in net unrealized gain on
   available-for-sale securities                                                                           224
                                   ----------   -------  ----------    -------  -------- ---------- ----------
BALANCE AT DECEMBER 29, 1996       23,237,711    24,259  31,553,000        63    363,365     (1,627)     1,490

 Net income (26 weeks)                                                            40,131
 Dividends declared:
   Class A common stock                                                           (8,608)
   Class B common stock                                                           (1,195)
 Exercise of stock options            108,400     3,499
 Repurchase of Class A common stock(1,267,867)   (1,398)                         (60,999)
 Repurchase of Class B common stock                        (17,500)                  (99)
 Issuance of restricted stock           8,000       371                                       ($371)
 Amortization of restricted stock                                                               417
 Common stock conversion               19,000             (190,000)
 Change in net unrealized gain on
   available-for-sale securities                                                                           280
                                   ----------   -------  ----------    -------  -------- ---------- ----------
BALANCE AT JUNE 29, 1997           22,105,244   $26,731  31,345,500       $63   $332,595    ($1,581)    $1,770
                                   ==========   =======  ==========    =======  ======== ========== ==========

See accompanying notes to consolidated financial statements.

                          CENTRAL NEWSPAPERS, INC.
                   Consolidated Statement of Cash Flows
                               (Unaudited)


(In thousands)
                                                            26 Weeks Ended
                                                          June 29,   June 30,
                                                             1997       1996
                                                          --------   --------
OPERATING ACTIVITIES:
 Net income                                                $40,131    $22,806
 Items which did not use (provide) cash:
   Depreciation and amortization                            21,336     17,561
   Postretirement and pension benefits                       3,306      3,395
   Loss (gain) on disposition of assets                       (115)     3,415
   Minority interest in earnings of subsidiaries             1,287        508
   Equity in Affiliate                                         435     (1,472)
   Deferred income taxes                                       978     (1,590)
   Amortization of restricted stock awards                     417         74
   Other                                                       224        129
 Net proceeds from trading securities                        2,072     41,936
 Net change in other current assets and liabilities         11,325      1,360
                                                          --------   --------
      Net cash provided by operating activities             81,396     88,122
                                                          --------   --------
INVESTING ACTIVITIES:
 Purchases of property, plant and equipment-net            (12,532)   (26,077)
 Purchases of available-for-sale securities                           (14,660)
 Proceeds from available-for-sale securities                13,103     32,178
 Acquisition of subsidiaries                               (33,219)   (60,509)
 Other                                                      (2,126)    (4,401)
                                                          --------   --------
      Net cash used by investing activities                (34,774)   (73,469)
                                                          --------   --------
FINANCING ACTIVITIES:
 Cash dividends paid                                       (10,022)    (9,078)
 Dividends paid to minority interest                          (828)      (823)
 Proceeds from exercise of stock options                     2,040      1,586
 Borrowings of short-term debt                              39,400
 Principal repayments of long-term debt                       (800)
 Repurchase of common stock                                (62,496)    (4,235)
                                                          --------   --------
      Net cash used by financing activities                (32,706)   (12,550)
                                                          --------   --------
INCREASE IN CASH AND CASH EQUIVALENTS                       13,916      2,103

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              36,149     26,142
                                                          --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $50,065    $28,245
                                                          ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Issuance by subsidiary of redeemable preferred stock
    in exchange for Class A common stock of subsidiary     $18,920
 Income taxes paid during the period                        34,462    $20,087
 Interest paid during the period                               437        405



See accompanying notes to consolidated financial statements.

                           CENTRAL NEWSPAPERS, INC.
                Notes to Consolidated Financial Statements
                                (Unaudited)


1. Central Newspapers, Inc. and its subsidiaries (the "Company") are primarily engaged in the publishing and distribution of newspapers. Revenues are principally derived from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. The Company also has an 80% interest in the Westech group of companies which are predominately in the jobs fair business and a 13.5% interest in Ponderay Newsprint Company ("Affiliate"), a partnership formed to own a newsprint mill in the State of Washington.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses as of and for the period ending with the financial reporting date. Actual results could differ from those estimates.

2. The accompanying unaudited consolidated financial statements do not include all of the information and disclosures which are normally included in Form 10-K and the annual report to shareholders. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 29, 1996. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated statement of financial position at December 29, 1996 has been derived from audited financial statements. In the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments which are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Such statements are not necessarily indicative of the results to be expected for the full year.

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

6. During 1997 and 1996, the Company reduced its work force in response to circulation distribution changes, technological changes and the closure of the Phoenix afternoon newspaper. Certain employees were offered retirement benefits through a non-qualified supplemental retirement plan. Year-to-date 1997 work force reduction costs were $6.7 million.

7. On March 19, 1996, the Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's Class A common stock. The shares may be purchased over three years on the open market or in privately negotiated transactions. The Company has repurchased 90,500 shares during 1997 and a total of 580,600 shares under this authorization through June 29, 1997.

8. On May 20, 1997 the Company repurchased an aggregate of 1,177,367 shares of the Company's Class A common stock from three non-profit organizations at $49.50 per share, plus interest from April 11, 1997, for total consideration of $58.6 million. This repurchase was not part of the March 19, 1996 repurchase program. On May 8, 1997, the Company entered into a $60 million unsecured, uncommitted, short-term credit agreement of which $39.4 million was drawn to partially fund this repurchase. The balance of the repurchase amount was financed with existing cash and through the sale of investments.

9. On January 3, 1997, the Company acquired the remaining 9.8% of Indianapolis Newspapers, Inc. ("INI") common stock that it did not already own. This transaction, which was recorded using purchase accounting, was accomplished by issuing to the minority shareholders an aggregate of 1,892 shares of newly created, non-voting, INI preferred stock, with an aggregate stated value of $18.9 million, in exchange for the shares of INI common stock owned by them. The preferred stock provides for aggregate annual dividends of $1.3 million on a cumulative basis, is callable in five years by INI, and is redeemable at any time by the shareholders of INI at the stated value plus accrued but unpaid dividends. This transaction is not expected to have a dilutive effect on future earnings.

10. In February 1997, the Company acquired 80% of the Santa Clara, California based Westech group of companies for $34.8 million. The transaction was recorded using purchase accounting. The group, which had 1996 sales of approximately
$20 million, includes Westech ExpoCorp., which organizes job fairs for the high technology industry, High Technology Careers, which publishes High Technology Careers Magazine and Virtual Job Fair, an internet-based resume posting and research service and JobsAmerica, which organizes job fairs for service industry positions. The transaction generated approximately $32.4 million of goodwill which is being amortized on a straight line basis over 15 years. On June 30, 1997 Westech acquired the assets of Target Career Fairs, a Boston based company that organizes job fairs for the high technology industry, predominately in the eastern United States.


11. Certain amounts in the financial statements have been reclassified to conform with the 1997 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The principal line of business of the Company is newspaper publishing. Revenues are derived primarily from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. The Company also has an 80% interest in the Westech group of companies, which are predominantly in the jobs fair business and a 13.5% interest in Ponderay, a partnership formed to own a newsprint mill in the State of Washington. The analysis of the second quarter and six month period of 1997 compared with comparable 1996 periods should be read in conjunction with the fiscal 1996 consolidated financial statements and the accompanying notes to the consolidated financial statements.

The Company's business tends to be somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year.

RECENT EVENTS

On June 24, 1997 the Company completed the registration and resale of 2,354,733 shares of its Class A common stock priced at $64.125 per share. The shares were sold by three non-profit beneficiaries of the estate of Enid Goodrich, the widow of an original investor in the Company. No new shares were issued in this transaction and the Company received no proceeds from the sale.

On May 20, 1997 the Company purchased an aggregate of 1,177,367 shares of Class A common stock from the beneficiaries of the Enid Goodrich estate at $49.50 per share, plus interest from April 11,1997, for total consideration of $58.6 million. The shares were retired by the Company.

In February 1997, the Company acquired 80% of the Westech group of companies. Based in Santa Clara, California, the group consists of Westech ExpoCorp., which organizes job fairs for the high technology industry; High Technology Careers, which publishes High Technology Careers Magazine and Virtual Job Fair (http://www.vjf.com), an internet-based resume posting and research service; and JobsAmerica, which organizes job fairs for service industry positions. Westech had approximately $20 million of revenues in 1996. On June 30, 1997 Westech acquired the assets of Target Career Fairs, a Boston based company that organizes job fairs for the high technology industry in the eastern portion of the U.S., including the cities of Boston, Raleigh, Orlando, Philadelphia and St. Louis. Target had 1996 revenues of approximately $3 million.

Effective January 18, 1997, the Company ceased publication of its afternoon newspaper, The Phoenix Gazette, and realigned the news gathering structure of its morning newspaper, The Arizona Republic. These changes resulted in the Company recording a one-time pre-tax charge to earnings of approximately $4.2 million in 1997 and are expected to result in a reduction in operating expenses of approximately $5.0 million in 1997 and ongoing operating expense savings in future years of approximately $6.4 million. Approximately 85 positions were eliminated as a result of these actions.

On January 3, 1997, the Company acquired the remaining 9.8% of Indianapolis Newspapers, Inc. ("INI") common stock that it did not already own. This transaction, which was recorded using purchase accounting, was accomplished by issuing to the minority shareholders an aggregate of 1,892 shares of newly created, non-voting, INI preferred stock with an aggregate stated value of $18.9 million in exchange for the shares of INI common stock owned by them. The preferred stock provides for aggregate annual dividends of $1.3 million on a cumulative basis, is callable in five years by INI, and is redeemable at any time by the shareholders of INI at the stated value plus accrued but unpaid dividends. This transaction is not expected to have a dilutive effect on future earnings.

On March 12, 1996, the Company purchased 100% of the outstanding common stock of McCormick & Company, Inc. ("McCormick"), which owns the Alexandria Daily Town Talk newspaper of Louisiana and McCormick Graphics, Inc., a commercial printing subsidiary. The purchase price was approximately $62.0 million in cash. Since a significant portion of the purchase price was allocated to intangible assets, the amortization of which is not deductible for tax purposes, the Company's net income may be negatively impacted for up to three years from the date of acquisition. Thereafter, the acquisition is expected to contribute positively to net income. However, the Company's EBITDA has been positively impacted since the acquisition.

SECOND QUARTER AND SIX MONTH PERIOD OF 1997 COMPARED WITH 1996

QUARTERLY RESULTS OF OPERATIONS

The Company's revenues and profits continued to reach record levels during the second quarter and the first six months of 1997. Second quarter and year-to-date earnings per share for 1997 were $.86 and $1.53 for increases of 75.5% and 80.0%, respectively. All periods included the effects of work force reduction and/or asset impairment costs ("special charges") which negatively impacted earnings. Had the Company not incurred the special charges, earnings per share would have been $.87 for the second quarter of 1997 and $1.68 for the 1997 six month period, representing increases of 64.2% and 73.2%, respectively, versus comparable 1996 amounts.

Operating income for the second quarter and the first six months of 1997 was $38.8 million and $69.8 million, respectively, which represented increases of 89.0% and 100.4% over comparable 1996 periods. The 1997 periods included the effects of the Westech and McCormick acquisitions (the "acquisitions") and all 1997 and 1996 periods included the impact of the special charges. Operating results, excluding the effects of the acquisitions and the special charges were as follows:

Operating Results-Exclusive of special charges and acquisitions

                         Second Quarter      %          Year-to-date     %
                         --------------                 ------------
                          1997     1996    Change     1997       1996   Change
                          ----     ----    ------     ----       ----   ------
(In millions)
Advertising revenue  $   134.5  $ 117.3     14.7   $  259.9  $  229.8    13.1
Circulation revenue       35.3     33.4      5.7       70.3      67.7     3.8
Other revenue              2.0      2.0                 3.2       3.1     3.2
                     ---------  -------            --------  --------
     Total revenue       171.8    152.7     12.5      333.4     300.6    10.9
                     ---------  -------            --------  --------

Compensation              57.3     56.4      1.6      114.3     113.2     1.0
Newsprint and ink         26.9     29.9    (10.0)      50.6      62.2   (18.6)
Other operating costs     41.4     34.9     18.6       78.1      67.4    15.9
Depreciation and
  amortization            10.2      9.1     12.1       19.8      17.6    12.5
                     ---------  -------            --------  --------
     Total expenses      135.8    130.3      4.2      262.8     260.4      .9
                     ---------  -------            --------  --------
Operating income     $    36.0  $  22.4     60.7   $   70.6  $   40.2    75.6
                     =========  =======            ========  ========

Net income for the second quarter of 1997 was $22.4 million, up 72.3% over the same period of 1996. For the six month period, net income for 1997 was $40.1 million, up 76.0% over the prior year. Had the Company not incurred the special charges, net income would have been $22.8 million, versus $14.1 million for the second quarter and $44.2 million versus $25.9 million for the six month period. EBITDA (operating earnings before depreciation, amortization and special charges) for the second quarter increased 59.2% to $50.1 million and 69.6% to $97.9 million during the first half of 1997.

OPERATING REVENUES

The Company's second quarter and six month revenues rose to $179.8 million and $350.7 million for increases of 17.7% and 16.7%, respectively, when compared with the same 1996 periods. Both 1997 periods included the effects of the acquisitions. Excluding the acquisitions, operating revenues rose 12.5% and 10.9%.

Total advertising revenues for the three and six month periods ended June 29, 1997 were $137.4 million and $266.4 million for increases of 17.1% and 15.9%, respectively. Excluding the acquisitions, revenues for the same periods increased 14.7% and 13.1%. The increases in advertising revenues were primarily due to strong retail and classified linage gains in Indianapolis, especially in the retail, recruitment and automobile sectors, and in Phoenix, where both increased pricing and linage gains, primarily in the recruitment advertising sector, contributed to the overall gains. National advertising linage increased significantly in both major markets. Since June 1996, Phoenix raised advertising prices in the range of 5-6%.

Circulation revenues for the second quarter and year-to-date periods increased to $35.3 million and $70.9 million, respectively, for increases of 5.8% and 4.8% when compared with 1996. The acquisitions did not significantly affect circulation revenues. The overall increase is mostly in response to a September 1996 price increase and a change in the circulation distribution system in Indianapolis. The closure of The Phoenix Gazette in January, 1997 did not have a substantial impact on revenues since the majority of this paper's circulation was converted to The Arizona Republic.

Other revenues for the second quarter and year-to-date increased $5.1 million and $10.4 million, respectively, due primarily to Westech's jobs fair business acquired in 1997.

The following is a summary of major market linage and circulation statistics for the second quarter and six month periods:

(In thousands, except circulation)

                            Second Quarter      %          Year-to-date     %
                            --------------                 ------------
                           1997        1996   Change     1997       1996  Change
                           ----        ----   ------     ----       ----  ------
Full Run Linage in six
 column inches: (1)
  Retail                   637.8       604.3    5.6     1,271.3   1,171.5   8.5
  National                 118.0        80.6   46.4       219.3     142.9  53.4
  Classified               818.4       706.0   16.0     1,577.9   1,362.9  15.8
                          ------     -------            -------   -------
     Total                1574.2     1,390.9   13.2     3,068.5   2,677.3  14.6
                          ======     =======            =======   =======

Full Run Linage by Major Markets:
  Phoenix (1)              709.1       654.4    8.4     1,395.9   1,306.9   6.8
  Indianapolis             865.1       736.5   17.5     1,672.6   1,370.4  22.0
                         -------     -------            -------   -------
                         1,574.2     1,390.9   13.2     3,068.5   2,677.3  14.6
                         =======     =======            =======   =======
Net Advertising
  Revenue               $137,363    $117,329   17.1     266,359   229,833  15.9

Combined Average Daily Circulation:
  Phoenix                450,679     454,153   ( .8)    467,344   473,284  (1.3)
  Indianapolis           270,450     290,176   (6.8)    272,554   290,144  (6.1)
Sunday Circulation:
  Phoenix                567,305     570,931    (.7)    592,925   596,120  ( .5)
  Indianapolis           393,752     404,902   (2.8)    393,486   404,018  (2.6)

(1) For comparability, linage statistics for the 13 weeks and 26 weeks ended June 29, 1997 and June 30, 1996 exclude linage of The Phoenix Gazette, which ceased publication in January, 1997.

OPERATING EXPENSES

Compensation costs, which include fringe benefits, increased 4.2% to $58.8 million for the second quarter and 4.5% to $118.4 million for the six month period. Excluding the acquisitions, compensation expense increased 1.6% and 1.0% for the same periods. The year-over-year headcount (excluding the acquisitions) decreased 2.4% due primarily to the Gazette closure and the conversion from a carrier-based distribution arrangement to an agency-based distribution work force in Indianapolis. These benefits were offset by increased training, other employee benefits and merit increases.

Newsprint and ink expense for 1997 decreased 9.2% to $27.1 million in the second quarter and 17.3% to $51.5 million for the six month period. Comparable decreases without the acquisitions were 10.0% and 18.6%, respectively. The decreases in newsprint expense were primarily due to substantially lower newsprint prices during both 1997 periods when compared with 1996. The lower newsprint prices were offset by higher consumption in the second quarter of 9.3% and for the six month period of 7.3% due to sharply higher advertising linage in both major markets and to a new product initiative targeting the southeast region of the Phoenix metropolitan area. Since newsprint prices leveled out in late 1996, and began to rise in early 1997, the Company anticipates that newsprint expense comparisons will show increases during the last half of 1997.


Other operating costs rose 25.2% to $43.7 million for the second quarter and rose 23.2% to $83 million for the six month period. Excluding the acquisitions, other operating costs would have increased 18.6% and 15.9%. Significant items contributing to these increases in both 1997 periods versus the same 1996 periods included the circulation delivery system changes in Indianapolis, bad debt costs, higher property taxes and expenses associated with the Phoenix client server computer system.

Depreciation and amortization expense for the second quarter and the year-to-date was $10.6 million and $21.3 million, compared with $9.1 million and $17.6 million in 1996. Excluding the acquisitions, depreciation and amortization expense would have been $10.2 million and $19.8 million, respectively. The expense increases were due to a new office building and client server computer systems in Phoenix and new distribution centers and inserting equipment at both locations.

The Company recorded work force reduction costs in 1997 of $.7 million in the second quarter and $6.7 million for the six month period. Of the year-to-date amounts, approximately $4.2 million resulted from the closure of The Phoenix Gazette where approximately 85 positions were eliminated. The balance of the charges relates to the conversion from the carrier-based work force to an agent-based circulation arrangement in Indianapolis.

NON-OPERATING ITEMS

Other non-operating income for 1997 (primarily investment income) decreased $.2 million in the second quarter and $.8 million for the year-to-date primarily due to a reduction in investable cash related to the acquisitions and the repurchases of common stock. Other non-operating expenses increased in the second quarter due to interest expense on borrowings for the repurchase of 1,177,367 shares of Class A common stock. Income tax expense increased due to higher taxable income. Equity in Affiliate recorded losses in the second quarter and the six month period due to a reduction in newsprint selling prices realized by Ponderay Newsprint Company.

LIQUIDITY AND CAPITAL RESOURCES FOR THE QUARTER ENDED JUNE 29, 1997

Net cash provided by operating activities is the Company's primary source of liquidity. Net cash provided by operating activities, excluding the effects of net proceeds from trading securities for the first six months of 1997 and 1996, was $79.3 million and $46.2 million, respectively. Changes for both years were primarily attributable to net income and/or working capital differences. The principal uses of cash in the first six months of 1997 were the repurchase of Class A common stock, acquisition of Westech, capital expenditures and the payment of dividends. At the end of the six month period, the Company's available cash and investments totaled $60.3 million, down $1.4 million from the end of 1996. Working capital for the same period decreased $45.7 million to $46.6 million due primarily to the use of a short-term credit facility for the repurchase of common stock.

Total capital expenditures for the first six months of 1997 were $12.5 million compared with $26.1 million for the comparable 1996 period. The Company plans approximately $28 million of capital expenditures in 1997. As of June 29, 1997, there were no significant formal commitments related to future capital expenditures.

The Company announced in March, 1996 that it was authorized to repurchase up to
1.0 million shares of its Class A common stock on the open market or in privately negotiated transactions over a three year time period. Through June 29, 1997 the Company had repurchased a total of 580,600 shares. During the six months ended June 29, 1997 the Company repurchased 90,500 shares at an aggregate cost of $4.1 million.

On May 20, 1997, the Company repurchased 1,177,367 shares of its Class A common stock (not related to the March 1996 authorized repurchase) at $49.50 per share, plus accrued interest from April 11, 1997, from three non-profit beneficiaries of the estate of Enid Goodrich. The aggregate $58.6 million transaction utilized existing cash and investments for part of the repurchase with $39.4 million being obtained from a $60 million uncommitted, unsecured short-term bank line of credit that the Company obtained May 8, 1997.

Dividends of $.19 per share on the Class A common stock and $.019 on the Class B common stock were declared during the quarter and paid July 10, 1997. Total Class A and B dividends paid during the six month period of 1997 were $10 million.

The Company has demonstrated a consistent ability to generate net cash flow from operations. Management believes that existing cash and investments, net cash flows from operations and available bank credit resources are sufficient to enable the Company to maintain its current level of operations. Financing for future investment opportunities is expected to come from a combination of existing cash, new debt facilities and/or the use of equity.

OUTLOOK FOR THE REMAINDER OF 1997

The Company foresees continued growth in advertising revenues for the balance of 1997, but at a rate less than that experienced in the first half of 1997. Despite the closure of The Phoenix Gazette in January, 1997, circulation revenue is also expected to increase modestly compared to 1996 due to September, 1996 price increases and circulation delivery changes in Indianapolis. Non-newsprint operating expenses are expected to increase at a rate comparable with revenue growth. The cost of newsprint expense, the second largest expense category, is expected to increase during the latter half of 1997; but total 1997 newsprint and ink expense is expected to be less than comparable 1996 levels. If so, the Company expects favorable financial performance in 1997 compared with 1996.

FORWARD-LOOKING STATEMENTS

This document contains material that is forward-looking in nature. From time to time, the Company may provide forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. All forward-looking statements are based upon information available to the Company at the time they are made and the Company assumes no obligation to update any forward-looking statements. The Company notes that a variety of factors could cause the Company's actual results to differ materially from the expectations expressed in the forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business include, but are not limited to:

*  economic weakness in the Company's geographic markets
* weakness in retail and/or classified advertising revenue due to factors including retail consolidations, declines in the advertising budgets of major customers, and increased competition from print and non-print products
* declines in circulation due to changing reader preferences and/or new forms of information dissemination
*  fluctuations in the price of newsprint
* an increase in distribution and/or production costs over anticipated levels
*  the negative impact of issues related to labor agreements
*  new competitors emerging in our markets

                                  PART II

                         CENTRAL NEWSPAPERS, INC.

Item 1.  Legal Proceedings -- None

Item 2.  Changes in Securities -- None

Item 3.  Default Upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- At the Annual Meeting of Shareholders of the Company on April 24, 1997, the shareholders elected the following directors by the votes specified opposite each director's name:


                                   Votes                        Broker
Director            Votes For     Withheld     Abstentions     Non-Votes
William A. Franke   32,989,192     17,895          ---            ---
L. Ben Lytle        32,986,928     20,159          ---            ---
Eugene S. Pulliam   33,000,060      7,027          ---            ---
Dan Quayle          32,992,503     14,584          ---            ---
Frank E. Russell    33,000,030      7,057          ---            ---
Richard Snell       32,989,666     17,421          ---            ---
Louis A. Weil III   32,999,979      7,108          ---            ---

The shareholders approved the selection of Price Waterhouse LLP as the independent auditors for the Company by the following vote:


                                   Votes                       Broker
                    Votes For     Withheld     Abstentions    Non-Votes
                    30,497,741      2,050       2,507,296        ---

No other matters were submitted for a vote of the shareholders during the quarter.

Item 5.  Other Information -- None

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits 1a and 1b -- Independent Accountant's Reports

         b) No reports on Form 8-K were filed during the quarter.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CENTRAL NEWSPAPERS, INC.



Dated:  August 8, 1997            By: /s/ Louis A. Weil, III
                                      ----------------------
                                      Louis A. Weil, III
                                      President and Chief Executive
                                       Officer



                                  By: /s/ Thomas K. MacGillivray
                                      --------------------------
                                      Thomas K. MacGillivray
                                      Vice President and Chief
                                       Financial Officer