Form 10-Q
period 1997-09-28
CENTRAL NEWSPAPERS INC
filed 1997-11-12
CIK 854094

Securities and Exchange Commission
                          Washington, D.C.  20549

                                 FORM 10-Q


   (Mark One)
       x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      ---      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 28, 1997

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

                         YES   x   NO
                              ---      ---

The number of shares of each class of common stock outstanding as of October 31, 1997:

               CLASS A COMMON STOCK          21,989,891
               CLASS B COMMON STOCK          31,345,500

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

                            PART I.

Item 1. Financial Statements

                      CENTRAL NEWSPAPERS, INC.
            Consolidated Statement of Financial Position


                                                September 28,   Dec. 29,
ASSETS                                                  1997       1996
(In thousands)                                   (Unaudited)
                                                 -----------  -----------


CURRENT ASSETS:
  Cash and cash equivalents                          $55,751      $36,149
  Marketable securities                               11,794       25,612
  Accounts receivable (net of allowances of
    $3,092 and $1,638)                                77,921       90,023
  Inventories                                         11,481        8,912
  Deferred income tax benefits                         7,178        7,263
  Other current assets                                10,930        3,503
                                                 -----------  -----------
       Total current assets                          175,055      171,462
                                                 -----------  -----------


PROPERTY, PLANT AND EQUIPMENT:
  Land                                                18,604       18,225
  Buildings and improvements                         122,062      121,785
  Leasehold improvements                               4,255        4,255
  Machinery and equipment                            378,665      367,173
  Construction in progress                             6,577        1,414
                                                 -----------  -----------
                                                     530,163      512,852
       Less accumulated depreciation                 243,088      215,872
                                                 -----------  -----------
                                                     287,075      296,980
                                                 -----------  -----------

OTHER ASSETS:
  Land held for development                            3,105        3,118
  Goodwill and other intangibles                     115,902       75,449
  Investment in Affiliate                              8,615        8,867
  Other                                               31,168       31,096
                                                 -----------  -----------
                                                     158,790      118,530
                                                 -----------  -----------
TOTAL ASSETS                                        $620,920     $586,972
                                                 ===========  ===========


See accompanying notes to consolidated financial statements.

                        CENTRAL NEWSPAPERS, INC.
              Consolidated Statement of Financial Position


                                               September 28,     Dec. 29,
LIABILITIES AND SHAREHOLDERS' EQUITY                   1997         1996
(In thousands, except share data)                (Unaudited)
                                                 -----------  -----------
CURRENT LIABILITIES:
  Accounts payable                                   $14,956      $19,079
  Accrued compensation                                20,082       17,052
  Dividends payable                                    5,293        5,180
  Accrued expenses and other liabilities              16,251       13,914
  Federal and state income taxes                                    5,880
  Deferred revenue                                    23,888       18,034
  Short-term debt                                     34,400
                                                 -----------  -----------
       Total current liabilities                     114,870       79,139
                                                 -----------  -----------
DEFERRED INCOME TAXES                                 28,544       26,602
                                                 -----------  -----------
LONG-TERM DEBT                                         2,678        2,678
                                                 -----------  -----------
POSTRETIREMENT AND OTHER NONCURRENT LIABILITIES       85,489       81,759
                                                 -----------  -----------
MINORITY INTEREST IN SUBSIDIARY                        1,606        9,244
                                                 -----------  -----------
REDEEMABLE PREFERRED STOCK ISSUED BY SUBSIDIARY       18,920
                                                 -----------  -----------
SHAREHOLDERS' EQUITY:
  Preferred stock--issuable in series:
    Authorized--25,000,000 shares
    Issued--none
  Class A common stock--without par value:
    Authorized--75,000,000 shares
    Issued and outstanding--22,071,225 and
     23,237,711 shares                                27,910       24,259
  Class B common stock--without par value:
    Authorized--50,000,000 shares
    Issued and outstanding--31,345,500 and
     31,553,000 shares                                    63           63
  Retained earnings                                  340,460      363,365
  Unamortized value of restricted stock               (1,410)      (1,627)
  Unrealized gain on available-for-sale securities     1,790        1,490
                                                 -----------  -----------
                                                     368,813      387,550
                                                 -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $620,920     $586,972
                                                 ===========  ===========


See accompanying notes to consolidated financial statements.


                                  CENTRAL NEWSPAPERS, INC.
                             Consolidated Statement of Income
                                      (Unaudited)


(In thousands, except per share data)
                                                        13 Weeks Ended              39 Weeks Ended
                                                 September 28, September 29, September 28, September 29,
                                                      1997         1996         1997        1996
                                                  -----------  -----------   -----------  -----------
OPERATING REVENUES:
  Advertising                                        $129,431     $114,728      $395,790     $344,561
  Circulation                                          35,642       32,398       106,545      100,070
  Other                                                 8,834        1,892        22,293        5,000
                                                  -----------  -----------   -----------  -----------
                                                      173,907      149,018       524,628      449,631
                                                  -----------  -----------   -----------  -----------
OPERATING EXPENSES:
  Compensation                                         59,068       55,832       177,434      169,068
  Newsprint and ink                                    25,390       25,310        76,846       87,554
  Other operating costs                                45,426       34,280       128,422      101,673
  Depreciation and amortization                        10,843        9,184        32,179       26,745
  Asset impairment cost                                                                         4,226
  Work force reduction cost                             2,632          117         9,355        1,220
                                                  -----------  -----------   -----------  -----------
                                                      143,359      124,723       424,236      390,486
                                                  -----------  -----------   -----------  -----------
OPERATING INCOME                                       30,548       24,295       100,392       59,145

OTHER INCOME (principally investment income)              813        1,041         3,364        4,348

OTHER EXPENSES                                           (623)        (237)       (1,613)        (754)
                                                  -----------  -----------   -----------  -----------
INCOME BEFORE INCOME TAXES                             30,738       25,099       102,143       62,739

PROVISION FOR INCOME TAXES                             12,752       10,229        42,304       25,903
                                                  -----------  -----------   -----------  -----------
INCOME BEFORE MINORITY INTEREST AND
  EQUITY IN AFFILIATE                                  17,986       14,870        59,839       36,836

MINORITY INTEREST IN SUBSIDIARIES                        (688)        (408)       (1,975)        (916)

EQUITY IN AFFILIATE, NET OF TAX                           180          604          (255)       1,951
                                                  -----------  -----------   -----------  -----------
NET INCOME                                            $17,478      $15,066       $57,609      $37,871
                                                  ===========  ===========   ===========  ===========

NET INCOME PER COMMON SHARE                              $.69         $.57         $2.22        $1.42


DIVIDENDS DECLARED PER CLASS A COMMON SHARE              $.21         $.19          $.59         $.53

AVERAGE COMMON SHARES
  OUTSTANDING (combined Class A and
   equivalent Class B shares)                          25,229       26,571        25,918       26,673


See accompanying notes to consolidated financial statements.


                                     CENTRAL NEWSPAPERS, INC.
                         Consolidated Statement of Shareholders' Equity
                                         (Unaudited)

(In thousands, except  share data)                                                                            Unrealized
                                                                                                  Unamortized   Gain on
                                            Common Stock            Common Stock                     Value of  Available-
                                              Class A                 Class B            Retained  Restricted  for-Sale
                                          Shares     Amount       Shares      Amount     Earnings      Stock  Securities
                                     ----------- ----------  -----------  ----------   ----------  ---------- ---------
BALANCE AT JANUARY 1, 1996            23,520,611    $18,967   31,553,000         $63     $338,436                $1,275

  Net income (39 weeks)                                                                    37,871
  Dividends declared:
    Class A common stock                                                                  (12,439)
    Class B common stock                                                                   (1,672)
  Exercise of stock options              130,150      2,937
  Repurchase of Class A common stock    (384,700)      (423)                              (13,265)
  Issuance of restricted stock            52,500      1,903                                          ($1,903)
  Amortization of restricted stock                                                                       177
  Change in net unrealized gain on
    available-for-sale securities                                                                                   136
                                     ----------- ----------  -----------  -----------   ---------  ---------- ---------
BALANCE AT SEPTEMBER 29, 1996         23,318,561     23,384   31,553,000           63     348,931     (1,726)     1,411

  Net income (13 weeks)                                                                    23,663
  Dividends declared:
    Class A common stock                                                                   (4,417)
    Class B common stock                                                                     (600)
  Exercise of stock options               24,550        991
  Repurchase of Class A common stock    (105,400)      (116)                               (4,212)
  Amortization of restricted stock                                                                        99
  Change in net unrealized gain on
    available-for-sale securities                                                                                    79
                                     ----------- ----------  -----------  -----------   ---------  ---------- ---------
BALANCE AT DECEMBER 29, 1996          23,237,711     24,259   31,553,000           63     363,365     (1,627)     1,490

  Net income (39 weeks)                                                                    57,609
  Dividends declared:
    Class A common stock                                                                  (13,243)
    Class B common stock                                                                   (1,853)
  Exercise of stock options              139,281      4,707
  Repurchase of Class A common stock  (1,332,267)    (1,475)                              (65,319)
  Repurchase of Class B common stock                             (17,500)                     (99)
  Issuance of restricted stock, net of
   cancellations                           7,500        419                                             (419)
  Amortization of restricted stock                                                                       636
  Common stock conversion                 19,000                (190,000)
  Change in net unrealized gain on
    available-for-sale securities                                                                                   300
                                     ----------- ----------  -----------  -----------   ---------  ---------- ---------
BALANCE AT SEPTEMBER 28, 1997         22,071,225    $27,910   31,345,500          $63    $340,460    ($1,410)    $1,790
                                     =========== ==========  ===========  ===========   =========  ========== =========

See accompanying notes to consolidated financial statements.

                                  CENTRAL NEWSPAPERS, INC.
                          Consolidated Statement of Cash Flows
                                      (Unaudited)


(In thousands)
                                                     39 Weeks Ended
                                               September 28, September 29,
                                                        1997         1996
                                                 -----------  -----------
OPERATING ACTIVITIES:
  Net income                                         $57,609      $37,871
  Items which did not use (provide) cash:
    Depreciation and amortization                     32,179       26,745
    Postretirement and pension benefits                5,098        4,814
    Loss (gain) on disposition of assets                 (74)       4,025
    Minority interest in earnings of subsidiaries      1,975          916
    Equity earnings in Affiliate                         255       (2,076)
    Deferred income taxes                              1,412       (1,753)
    Amortization of restricted stock awards              636          177
    Other                                                370          929
  Net proceeds from trading securities                 2,160       41,850
  Net change in other current assets and liabilities  10,548           62
                                                 -----------  -----------
       Net cash provided by operating activities     112,168      113,560
                                                 -----------  -----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment-net     (18,144)     (37,135)
  Purchases of available-for-sale securities                      (24,659)
  Proceeds from available-for-sale securities         11,409       52,036
  Acquisition of subsidiaries                        (33,219)     (60,509)
  Other                                               (6,027)      (5,684)
                                                 -----------  -----------
       Net cash used by investing activities         (45,981)     (75,951)
                                                 -----------  -----------
FINANCING ACTIVITIES:
  Cash dividends paid                                (14,818)     (13,617)
  Dividends paid to minority interest                 (1,159)        (989)
  Proceeds from exercise of stock options              2,685        2,131
  Borrowings of short-term debt-net                   34,400
  Principal repayments of long-term debt                (800)      (3,500)
  Repurchase of common stock                         (66,893)     (13,688)
                                                 -----------  -----------
       Net cash used by financing activities         (46,585)     (29,663)
                                                 -----------  -----------
INCREASE IN CASH AND CASH EQUIVALENTS                 19,602        7,946

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        36,149       26,142
                                                 -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $55,751      $34,088
                                                 ===========  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Issuance by subsidiary of redeemable preferred stock
     in exchange for Class A common stock of
     subsidiary                                      $18,920
  Income taxes paid during the period                 51,324      $31,750
  Interest paid during the period                        748          520



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

6. During 1997 and 1996, the Company reduced its work force in response to circulation distribution changes, technological changes and the closure of the Phoenix afternoon newspaper. Certain employees were offered retirement benefits through a non-qualified supplemental retirement plan. Year-to-date 1997 work force reduction costs were $9.4 million.

7.  On March 19, 1996 the Board of Directors authorized the repurchase of up to
1.0 million shares of the Company's Class A common stock. The shares may be purchased over three years on the open market or in privately negotiated transactions. The Company has repurchased 154,900 shares during 1997 and a total of 645,000 shares under this authorization through September 28, 1997.

8. On May 20, 1997 the Company repurchased an aggregate of 1,177,367 shares of the Company's Class A common stock from three non-profit organizations at $49.50 per share, plus interest from April 11, 1997, for total consideration of $58.6 million. This repurchase was not part of the March 19, 1996 repurchase program. On May 8, 1997, the Company entered into a $60 million unsecured, uncommitted, short-term credit agreement of which $39.4 million was drawn to partially fund this repurchase. The balance of the repurchase amount was financed with existing cash and through the sale of investments. As of September 28, 1997, $34.4 million remains outstanding on the short-term credit agreement at an annual interest rate of approximately 6%.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company's principal line of business is newspaper publishing. Revenues are derived primarily from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. The Company also has an 80% interest in the Westech group of companies, which is predominantly in the jobs fair business and a 13.5% interest in Ponderay, a partnership formed to own a newsprint mill in the State of Washington. The analysis of the third quarter and nine month period of 1997 compared with comparable 1996 periods should be read in conjunction with the fiscal 1996 consolidated financial statements and the accompanying notes to the consolidated financial statements.

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

On May 20, 1997 the Company purchased an aggregate of 1,177,367 shares of Class A common stock from the beneficiaries of the Enid Goodrich estate at $49.50 per share, plus interest from April 11, 1997, for total consideration of $58.6 million. The shares were retired by the Company.

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

On October 14,1997 the Company acquired an 80% interest in Home Buyer's Fair LLC which provides internet based services and information for people who are moving and corporations who are relocating employees. The Company has an option to purchase the remaining 20%. The acquisition is not expected to have a material impact on earnings.

THIRD QUARTER AND NINE MONTH PERIOD OF 1997 COMPARED WITH 1996

QUARTERLY RESULTS OF OPERATIONS

The Company's revenues and profits continued to reach record levels during the third quarter and the first nine months of 1997. Third quarter and year-to-date earnings per share for 1997 were $.69 and $2.22 for increases of 21.1% and 56.3%, respectively. All periods included the effects of work force reduction and/or asset impairment costs ("special charges") which negatively impacted earnings. Had the Company not incurred the special charges, earnings per share would have been $.76 for the third quarter of 1997 and $2.44 for the 1997 nine month period, representing increases of 33.3% and 58.4%, respectively, versus comparable 1996 amounts.

Operating income for the third quarter and the first nine months of 1997 was $30.5 million and $100.4 million, respectively, which represented increases of 25.7% and 69.7% over comparable 1996 periods. The 1997 periods included the effects of the Westech and McCormick acquisitions (the "acquisitions") and all 1997 and 1996 periods included the impact of the special charges. Operating results, excluding the effects of the acquisitions and the special charges were as follows:

Operating Results-Exclusive of special charges and acquisitions:



                         Third Quarter      %         Year-to-date      %
                         -------------                ------------
                         1997     1996    Change     1997      1996   Change
                         ----     ----    ------     ----      ----   ------
(In millions)
Advertising revenue     $127.4   $114.7    11.1     $387.2    $344.6   12.4
Circulation revenue       35.6     32.4     9.9      105.9     100.0    5.9
Other revenue              2.2      1.9    15.8        5.4       5.0    8.0
                         -----    -----              -----     -----
     Total revenue       165.2    149.0    10.9      498.5     449.6   10.9
                         -----    -----              -----     -----

Compensation              57.0     55.8     2.2      171.2     169.1    1.2
Newsprint and ink         25.2     25.3     (.4)      75.8      87.5  (13.4)
Other operating costs     42.8     34.3    24.8      120.9     101.7   18.9
Depreciation and
 amortization             10.2      9.2    10.9       30.0      26.7   12.4
                          ----     ----              -----     -----
     Total expenses      135.2    124.6     8.5      397.9     385.0    3.4
                         -----    -----              -----     -----
Operating income         $30.0    $24.4    23.0     $100.6     $64.6   55.7
                         =====    =====             ======     =====

Net income for the third quarter of 1997 was $17.5 million, up 16.0% over the same period of 1996. For the nine month period, net income for 1997 was $57.6 million, up 52.1% over the prior year. Had the Company not incurred the special charges, net income would have been $19.1 million, versus $15.1 million for the third quarter and $63.2 million versus $41.1 million for the nine month period. EBITDA (operating earnings before depreciation, amortization and special charges) for the third quarter increased 31.0% to $44.0 million and 55.4% to $141.9 million during the first nine months of 1997.

OPERATING REVENUES

The Company's third quarter and nine month revenues rose to $173.9 million and $524.6 million for increases of 16.7% and 16.7%, respectively, when compared with the same 1996 periods. Both 1997 periods included the effects of the acquisitions. Excluding the acquisitions, operating revenues rose 10.9% in the third quarter and 10.9% for the nine months.

Total advertising revenues for the three and nine month periods ended September 28, 1997 were $129.4 million and $395.8 million for increases of 12.8% and 14.9%, respectively. Excluding the acquisitions, revenues for the same periods increased 11.0% and 12.4%. The increases in advertising revenues were primarily due to strong retail and classified linage gains in Indianapolis, especially in the department stores, recruitment, automobile and real estate sectors, and in Phoenix, where both increased pricing and linage gains, primarily in the recruitment advertising sector, contributed to the overall gains. National advertising linage increased significantly in both major markets. Since September 1996, Phoenix raised advertising prices in the range of 5-6%.

Circulation revenues for the third quarter and year-to-date periods increased to $35.6 million and $106.5 million, respectively, for increases of 10.0% and 6.5% when compared with 1996. The acquisitions did not significantly affect circulation revenues. The overall increase is primarily in response to a circulation distribution system change (resulting in revenue increases of $3.6 million and $7.1 million for the third quarter and nine-month periods) and a September, 1996 increase in the single copy and home delivered price of the Sunday paper, both in Indianapolis. The closure of The Phoenix Gazette in January, 1997 did not have a significant impact on revenues since The Arizona

Republic gains in daily circulation for the third quarter and year-to-date have more than offset Gazette losses.

Other revenues for the third quarter and year-to-date increased $6.9 million and $17.3 million, respectively, due primarily to Westech's jobs fair business acquired in 1997.

The following is a summary of major market linage and circulation statistics for the third quarter and nine month periods:

(In thousands, except circulation)

                            Third Quarter      %        Year-to-date        %
                            -------------               ------------
                            1997     1996    Change    1997      1996     Change
                            ----     ----   ------     ----      ----     ------

Full Run Linage in six
 column inches: (1)
  Retail                    603.9    578.0    4.5      1,875.2   1,749.4     7.2
  National                  114.5     80.9   41.5        333.8     223.9    49.1
  Classified                787.1    719.9    9.3      2,365.0   2,082.8    13.5
                          -------  -------             -------   -------
     Total                1,505.5  1,378.8    9.2      4,574.0   4,056.1    12.8
                          =======  =======             =======   =======

Full Run Linage by Major Markets:
  Phoenix (1)               679.8    635.0    7.1      2,075.7   1,941.9     6.9
  Indianapolis              825.7    743.8   11.0      2,498.3   2,114.2    18.2
                          -------  -------             -------   -------
                          1,505.5  1,378.8    9.2      4,574.0   4,056.1    12.8
                          =======  =======             =======   =======

Net Advertising
 Revenue                 $129,431 $114,728   12.8     $395,790  $344,561    14.9

Combined Average Daily Circulation:
  Phoenix                 433,862  421,938    2.8      456,183   456,169     --
  Indianapolis            260,153  279,024   (6.8)     268,421   286,438   (6.3)
Sunday Circulation:
  Phoenix                 552,142  553,262    (.2)     579,331   581,834   ( .4)
  Indianapolis            391,894  403,010   (2.8)     392,955   403,682   (2.7)

(1) For comparability, linage statistics for the 13 weeks and 39 weeks ended September 28, 1997 and September 29, 1996 exclude linage of The Phoenix Gazette, which ceased publication in January, 1997.

OPERATING EXPENSES

Compensation costs, which include fringe benefits, increased 5.8% to $59.1 million for the third quarter and 4.9% to $177.4 million for the nine month period. Excluding the acquisitions, compensation expense increased 2.0% and 1.3% for the same periods. The year-over-year headcount (excluding the acquisitions) decreased 2.5% due primarily to the Gazette closure and the conversion from a carrier-based distribution arrangement to an agency-based distribution work force in Indianapolis. The lower costs associated with the reduction in headcount were offset by increased training expenses, contract signing bonuses, other employee benefits and merit increases.

Newsprint and ink expense for 1997 increased .3% to $25.4 million in the third quarter and decreased 12.2% to $76.8 million for the nine month period. Comparable changes without the acquisitions were decreases of .4% and 13.5%, respectively. The decreases in newsprint expense (excluding acquisitions) were primarily due to lower newsprint prices during both 1997 periods when compared with 1996. The lower newsprint prices were offset by higher consumption in the third quarter of 6.4% and for the nine month period of 6.9% due to sharply higher advertising linage in both major markets and to a new product initiative targeting the southeast region of the Phoenix metropolitan area. Since newsprint prices leveled out in late 1996, and began to rise in early 1997, the Company anticipates that newsprint expense comparisons will show increases during the last quarter of 1997.

Other operating costs rose 32.5% to $45.4 million for the third quarter and rose 26.3% to $128.4 million for the nine month period. Excluding the acquisitions and a change in the circulation delivery system in Indianapolis, other operating costs would have increased 10.6% for both the quarter and nine month periods. Significant items contributing to increases in both 1997 periods versus the same 1996 periods include costs associated with a new Phoenix promotional/marketing program, higher Arizona Republic delivery costs due to increased circulation, computer system enhancements, new Indianapolis products, bad debt costs and higher property taxes.

Depreciation and amortization expense for the third quarter and the year-to-date was $10.8 million and $32.2 million, respectively, compared with $9.2 million and $26.7 million in 1996. Excluding the acquisitions, depreciation and amortization expense for 1997 would have been $10.2 million and $30.0 million, respectively. The expense increases were due to a new office building and client server computer systems in Phoenix and new distribution centers and inserting equipment at both locations.

The Company recorded work force reduction costs in 1997 of $2.6 million in the third quarter and $9.4 million for the nine month period. Of the year-to-date amounts, approximately $4.2 million resulted from the closure of The Phoenix Gazette where approximately 85 positions were eliminated. The balance of the charges relates to a composing room work force reduction of 30 individuals in the third quarter and the conversion from the carrier-based work force to an agent-based circulation arrangement, both in Indianapolis.

NON-OPERATING ITEMS

Other non-operating income for 1997 (primarily investment income) decreased $.2 million in the third quarter and $1.0 million for the year-to-date primarily due to a reduction in investable cash related to the acquisitions and the repurchases of common stock. Other non-operating expenses increased in the third quarter due to interest expense on borrowings for the repurchase of 1,177,367 shares of Class A common stock. Income tax expense increased due to higher taxable income. Equity in Affiliate reported income in the third quarter and losses for the nine month period due to mid-1997 increases in newsprint selling prices realized by Ponderay Newsprint Company.

LIQUIDITY AND CAPITAL RESOURCES FOR THE QUARTER ENDED SEPTEMBER 28, 1997

Net cash provided by operating activities is the Company's primary source of liquidity. Net cash provided by operating activities, excluding the effects of net proceeds from trading securities for the first nine months of 1997 and 1996, was $110.0 million and $71.7 million, respectively. Changes for both years were primarily attributable to net income and/or working capital differences. The principal uses of cash in the first nine months of 1997 were the repurchase of Class A common stock, acquisition of Westech, capital expenditures and the payment of dividends. At the end of the nine month period, the Company's available cash and investments totaled $67.5 million, up $5.8 million from the end of 1996. Working capital for the same period decreased $32.1 million to $60.2 million due primarily to the use of a short-term credit facility for the repurchase of common stock.

Total capital expenditures for the first nine months of 1997 were $18.1 million compared with $37.1 million for the comparable 1996 period. The Company plans approximately $28 million of capital expenditures in 1997. As of September 28, 1997, there were no significant formal commitments related to future capital expenditures.

The Company announced in March, 1996 that it was authorized to repurchase up to
1.0 million shares of its Class A common stock on the open market or in privately negotiated transactions over a three year time period. Through September 28, 1997 the Company had repurchased a total of 645,000 shares. During the nine months ended September 28, 1997 the Company repurchased 154,900 shares at an aggregate cost of $8.5 million under this authorization.

On May 20, 1997, the Company repurchased 1,177,367 shares of its Class A common stock (not related to the March 1996 authorized repurchase) at $49.50 per share, plus accrued interest from April 11, 1997, from three non-profit beneficiaries of the estate of Enid Goodrich. The aggregate $58.6 million transaction utilized existing cash and investments for part of the repurchase with $39.4 million being obtained from a $60 million uncommitted, unsecured short-term bank line of credit that the Company obtained May 8, 1997. As of September 28, 1997, $34.4 million remains outstanding under this short term bank line of credit.

Dividends of $.21 per share on the Class A common stock and $.021 on the Class
B common stock were declared during the quarter and paid October 10, 1997. Total Class A and B dividends paid during the nine month period of 1997 were $14.8 million.

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

OUTLOOK FOR THE REMAINDER OF 1997

The Company foresees continued growth in advertising revenues for the balance of 1997, but at a rate less than that experienced during the first nine months of 1997. Despite the closure of The Phoenix Gazette in January, 1997, circulation revenue is also expected to increase modestly when compared with 1996 due to September, 1996 price increases and circulation delivery changes in Indianapolis. Non-newsprint operating expenses are expected to increase at a rate comparable with revenue growth. The cost of newsprint expense, the second largest expense item after payroll, is expected to increase during the last quarter of 1997; but total 1997 newsprint and ink expense is expected to be less than comparable 1996 levels. If so, the Company expects favorable financial performance in the last quarter of 1997 compared with the comparable period of 1996.

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


                                  CENTRAL NEWSPAPERS, INC.



Dated:  October 31, 1997          By: /s/ Louis A. Weil, III
                                      ----------------------
                                      Louis A. Weil, III
                                      President and Chief Executive
                                      Officer



                                  By: /s/ Thomas K. MacGillivray
                                      --------------------------
                                      Thomas K. MacGillivray
                                      Vice President and Chief
                                      Financial Officer