Form 10-K
period 1997-12-28
CENTRAL NEWSPAPERS INC
filed 1998-03-19
CIK 854094

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 28, 1997
                         Commission File Number 1-10333

                            CENTRAL NEWSPAPERS, INC.
             (Exact name of registrant as specified in its charter)

              Indiana                                 35-0220660
   (State or other jurisdiction        (I.R.S. Employer Identification Number)
  of incorporation or organization)

              200 E. Van Buren Street, Phoenix, Arizona 85004
           (Address of principal executive offices and zip code)

    Registrant's telephone number, including area code:  (602) 444-8000

        Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each
           Title of each class                exchange on which registered
           -------------------                ----------------------------
Class A Common Stock, without par value          New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes x .  No  .
   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
          ---
The aggregate market value of the voting stock held by non-affiliates on February 27, 1998, based on the closing price for the Company's Class A Common Stock on the New York Stock Exchange on such date and assuming the conversion of all outstanding shares of Class B Common Stock into shares of Class A Common Stock at a ratio of one-tenth (.10) of a share of Class A Common Stock for each share of Class B Common Stock: approximately $1,030,000,000. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included as shares owned by affiliates, the shares of Class A Common Stock and Class B Common Stock beneficially owned by officers and directors of the Registrant and by holders of 10% or more of either class. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Shares outstanding at February 27, 1998:

                   Class A Common Stock -- 22,091,159 shares
                   Class B Common Stock -- 31,345,500 shares

Documents incorporated by reference:

Portions of the Company's 1997 Annual Report to Shareholders (incorporated in
Part II to the extent provided in items 5, 6, 7 and 8 hereof) and the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders (to be held May 15, 1998) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934 (incorporated in Part III to the extent provided in items 10, 11, 12 and 13 hereof).

          Exhibit Index on Page 13                       Page 1 of 17 Pages

                          FORM 10-K TABLE OF CONTENTS

                                                                    Page

Part I

     Item 1    -    Business                                           3

     Item 2    -    Properties                                        10

     Item 3    -    Legal Proceedings                                 11

     Item 4    -    Submission of Matters to a Vote of
                    Security Holders                                  11

Part II

     Item 5    -    Markets for Registrant's Common
                    Equity and Related Stockholder
                    Matters                                           11

     Item 6    -    Selected Financial Data                           11

     Item 7    -    Management's Discussion and
                    Analysis of Results of Operations
                    and Financial Condition                           11

     Item 8    -    Financial Statements and
                    Supplemental Data                                 12

     Item 9    -    Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                              12

Part III

     Item 10   -    Directors and Executive Officers of
                    the Registrant                                    12

     Item 11   -    Executive Compensation                            12

     Item 12   -    Security Ownership of Certain
                    Beneficial Owners and Management                  12

     Item 13   -    Certain Relationships and Related Transactions    12

Part IV

     Item 14   -    Exhibits, Financial Schedule and
                    Reports on Form 8-K                               13

Signatures                                                            16

                                   PART I

Item 1.  Business.

Central Newspapers, Inc. (the "Company") is engaged, through its subsidiaries, in newspaper publishing primarily in the metropolitan areas of Phoenix, Arizona and Indianapolis, Indiana. The Company is an Indiana corporation organized in 1934. Through its wholly-owned subsidiary, Phoenix Newspapers, Inc., the Company publishes The Arizona Republic (mornings and Sunday) and the Arizona Business Gazette (weekly). Through its subsidiary, Indianapolis Newspapers, Inc., the Company publishes The Indianapolis Star (mornings and Sunday) and The Indianapolis News (evenings). The Company also publishes several daily and weekly newspapers serving smaller communities in Indiana and the Alexandria Daily Town Talk in Louisiana. The Company also has an 80% interest in the Westech group of companies which are predominately in the jobs fair business and a 13.5% interest in Ponderay Newsprint Company, a general partnership that owns a newsprint mill in the State of Washington.

The Company has published its newspapers in its two primary markets for over fifty years. The Company has managed its newspapers with the objective of long-term growth and believes that this philosophy has contributed to the stability of the Company's operations. The Company's ability to establish and maintain its daily newspapers as the only major newspapers in their respective markets has promoted its growth and is of primary importance in attracting and maintaining advertising, the principal source of revenue for the Company. Each of the Company's newspapers has substantial autonomy over editorial policy.


PHOENIX NEWSPAPERS, INC.

Phoenix Newspapers, Inc. ("PNI") was formed in 1946 by a group of investors, including the Company, to purchase The Arizona Republic and The Phoenix Gazette. The Company originally owned a 30% interest in PNI and has owned 100% of the common stock of PNI since 1977. The newspapers published by PNI are The Arizona Republic (mornings and Sunday) and the Arizona Business Gazette (weekly). On January 18, 1997, PNI ceased publication of The Phoenix Gazette (an evening newspaper).


Circulation

As of December 28, 1997, approximately 87% of the daily and 72% of the Sunday circulation of The Arizona Republic was home delivered. Single copy sales account for approximately 27% of Sunday newspaper sales and approximately 13% of daily newspaper sales.

The circulation level of The Arizona Republic is seasonal due to the large number of part-year residents of the Phoenix area. Historically, circulation for The Arizona Republic achieves its highest levels in February and March and decreases during the late spring and summer months. During 1997, the seasonal variation in daily circulation and Sunday circulation was approximately 66,300 and 87,500, respectively. The following table shows the average paid circulation for The Arizona Republic for the last three fiscal years. The figures for 1995 and 1996 are based upon annual reports issued by the Audit Bureau of Circulations ("ABC"), an independent agency which audits the circulation of daily and Sunday newspapers and include circulation outside the Phoenix metropolitan statistical area ("MSA"). The figures for 1997 are based upon the records of the Company because, as of the date of this report, the ABC annual report for 1997 has not been released. Net circulation revenue for the last three fiscal years is based upon the records of the Company.

                                              53 Weeks    52 Weeks   52 Weeks
                                               Dec. 31     Dec. 29    Dec. 28
Fiscal Years Ended                               1995        1996       1997

Sunday Average Circulation                      581,337    583,162    583,288

Combined Average Daily Circulation (1)          459,109    455,131    460,184

Net Circulation Revenue
  (in thousands)                                $84,212    $87,790    $86,800

(1) Combined daily circulation includes The Arizona Republic and The Phoenix Gazette. The Phoenix Gazette ceased publication January 18, 1997

The home delivery pricing structure for seven day subscriptions is based on length of subscription. Effective August 1995, the home-delivered price for The Arizona Republic (seven days) in the Phoenix MSA ranges from $3.25 per week for a fifty-two week subscription to $3.50 per week for an eight week subscription. There is also a four week bank withdrawal option of $3.25 per week. The home-delivered price for The Arizona Republic (six days) is $2.10 per week for all subscription terms. A weekend package consisting of the Sunday paper and the Friday and Saturday edition of the daily paper is offered at $2.50 per week.
The single copy price of the daily paper is $.50. During March 1995, the single copy price of the Sunday paper increased by $.50 to $2.00.

The Arizona Business Gazette contains business news and legal notices relating to the Phoenix metropolitan area. The average paid circulation of the Arizona Business Gazette was 10,351, 10,491 and 10,561 for 1995, 1996 and 1997,
respectively.

Advertising

The newspapers generate revenue from two primary types of advertisements, "run of paper," which are printed in the body of the newspaper, and "preprinted," which are furnished by the advertiser and inserted into the newspaper. PNI derives the majority of its advertising revenue from run of paper advertisements. However, like other major newspapers, The Arizona Republic has experienced an increase in advertisers' use of preprinted advertisements in recent years. Because preprinted advertisements are furnished by the advertisers and can be distributed by alternate means, revenues and profits from preprinted advertisements are generally lower than would be derived if an advertiser had chosen to use run of paper advertisements. To encourage use of run of paper advertisements, PNI structures its advertising rates to provide more favorable rates to high volume and frequent run of paper advertisers.

PNI also structures its advertising format to accommodate the numerous communities that comprise the Phoenix metropolitan area. The Arizona Republic publishes a common "Community" section that is inserted in up to twelve zoned editions on certain days of the week. Zoned editions, which include news stories and advertisements targeted to specific communities or geographic areas, provide an important means of competing with news coverage of local newspapers and thereby promote circulation. Other part run sections are also provided to accommodate the needs of advertisers for more targeted distribution.

The combined run of paper advertising linage for The Arizona Republic and the Arizona Business Gazette for the past three fiscal years and the combined advertising revenues of the newspapers for such periods are set forth in the following table:

                                     53 Weeks    52 Weeks   52 Weeks
                                      Dec. 31     Dec. 29    Dec. 28
Fiscal Years Ended                      1995        1996       1997

Advertising Linage--Run of Paper
  (in thousands of six-
  column inches): (1)
Full run                               2,657       2,669      2,829
Part run                               1,150       1,091      1,182
Weekly                                   245         243        242

Net Advertising Revenue
  (in thousands)                     $284,468   $302,294   $333,583

(1) For comparability, linage statistics for the years ended 1995, 1996 and 1997 exclude the linage of The Phoenix Gazette, which ceased publication in January 1997. Net advertising revenue was not significantly affected by the closure of The Phoenix Gazette and has not been restated.


Distribution

PNI distributes The Arizona Republic primarily by home delivery through a network of independent contractors. PNI has implemented a centralized billing system which removes the responsibility for billing and collection from the independent contractors. Newspapers are delivered to the independent contractor network by a distributor which has been under contract with PNI for over forty years.


Production

The Arizona Republic editing and composing functions are performed primarily at PNI's facility in downtown Phoenix. To increase efficiency and reduce work force requirements, these functions have been computerized. Electronic pagination allows entire pages of the newspaper to be formatted at a computer terminal. Composed pages are electronically transmitted from PNI's downtown facility to its two satellite production facilities.

PNI's two satellite production facilities are located in Deer Valley, which is north of downtown Phoenix and in Mesa, Arizona. The Deer Valley facility became operational in 1992. This facility includes four offset presses and related production equipment as well as circulation, advertising and editorial offices. The Mesa facility began operation in 1982 and has been expanded and upgraded since that date. It has three offset presses and related production equipment.

Because of the growth expected in the Phoenix area, PNI owns an additional site in western Maricopa County for a future satellite production facility.


INDIANAPOLIS NEWSPAPERS, INC.

Indianapolis Newspapers, Inc. ("INI") was formed by the Company in 1948. The Company has owned all of the issued and outstanding Class B Common Stock of INI since 1948 which represented 70.0% of total INI voting power and equity. At various times from 1993 through 1996, the Company purchased shares of INI Class A common stock which increased its ownership to 90.2% of the voting power and equity and acquired the right to elect all of INI's Board of Directors. On January 3, 1997, INI acquired the balance of the Class A common stock (1,892 shares) by issuing the existing shareholders one share of a newly created, non-voting, $10,000 stated value INI preferred stock which will pay a $700 annual dividend for each share of Class A common stock owned by such shareholders. The preferred stock is callable in five years by INI and is redeemable any time by the shareholders at the stated value per share.

The newspapers published by INI are The Indianapolis Star (mornings and Sunday) and The Indianapolis News (evenings).


Circulation

As of December 28, 1997, approximately 81% of the daily and 80% of the Sunday circulation of The Indianapolis Star and 80% of the daily circulation of The Indianapolis News were home delivered. Single copy sales account for approximately 19% of Sunday newspaper sales and 15% of combined daily newspaper sales.

The following table shows the average paid circulation for The Indianapolis Star and The Indianapolis News for the last three fiscal years. The figures for 1995 and 1996 are based upon annual reports issued by the ABC and include circulation outside the Indianapolis MSA. The figures for 1997 are based upon records of the Company because, as of the date of this report, the ABC annual report for 1997 has not been released. Net circulation revenue for the last three fiscal years is based upon the records of the Company.

                                    53 Weeks    52 Weeks   52 Weeks
                                    Dec. 31     Dec. 29    Dec. 28
Fiscal Years Ended                    1995        1996       1997


The Indianapolis Star (Sunday)      399,539     402,884    391,727
The Indianapolis Star (Daily)       227,849     230,932    230,481
The Indianapolis News (Daily)        73,141      54,423     41,231

Net Circulation Revenue
  (in thousands)                    $39,507     $37,205    $46,444


The home delivery price for The Indianapolis Star (seven days) in the Indianapolis MSA is $3.60 per week which includes a $.30 price increase implemented in September 1996. The home delivery price for The Indianapolis News (six days) is $1.80 per week which includes a $.30 price increase during March 1995. The single copy price is $.50 for each daily paper which includes a $.15 price increase in March 1995. The home delivery price of the Sunday newspaper is $1.80, which includes a $.30 price increase during September 1996. The single copy price of the Sunday newspaper is $1.75 which includes a $.25 price increase in September 1996.


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

                                      53 Weeks    52 Weeks   52 Weeks
                                      Dec. 31     Dec. 29    Dec. 28
Fiscal Years Ended                      1995        1996       1997


Advertising Linage--Run of Paper
  (in thousands of six-
  column inches):
Full run                               2,937       2,982      3,422
Part run                                  96          54         72

Net Advertising Revenue
  (in thousands)                    $145,267    $149,658   $167,212


Distribution

In 1997, INI converted its newspaper home delivery system in the Indianapolis metropolitan area from a buy/sell carrier system consisting of approximately 1,350 distributors to a delivery fee independent contractor system consisting of 100 delivery agents. Prior to this conversion, approximately 65% of INI's newspaper subscribers were billed directly by the Company. At the completion of the conversion, direct billed customers increased to 93%. Home delivery of newspapers outside the Indianapolis metropolitan area continues to be done under the buy/sell carrier system.

Production

The Indianapolis Star and The Indianapolis News merged the editorial news staffs in 1995 and share production and distribution facilities. All editorial and production functions are handled from INI's facility in downtown Indianapolis. Distribution functions are performed at both the downtown production facility and at a satellite facility which was completed in 1995 on the north-west side of Indianapolis. INI's downtown production facility is equipped with six offset presses and related production and distribution equipment.


SMALLER NEWSPAPERS

In March 1996, the Company purchased 100% of the outstanding common stock of McCormick and Company, Inc. (renamed Alexandria Newspapers, Inc. in 1997), the parent company of the Alexandria Daily Town Talk newspaper and McCormick Graphics, Inc., a commercial printing subsidiary. The Daily Town Talk serves Rapides Parish in Central Louisiana and outlying areas with a radius of about 50 miles and a population base of approximately 350,000. As of December 28, 1997, the average paid circulation of the Daily Town Talk was 38,169 daily and 43,837 Sunday.

Through Muncie Newspapers, Inc., which is 88% owned by Indianapolis Newspapers, Inc. and 12% owned by the Company, the Company publishes The Star Press (mornings and Sundays). The Company had formerly published two newspapers in the Muncie market, The Muncie Star and the Muncie Evening Press, but merged the two newspapers into The Star Press in May 1996. The Star Press serves Muncie and east central Indiana which has a population base of just over 300,000. As of December 28, 1997, the average paid circulation of The Star Press was 36,456 daily and 40,725 Sunday.

The Company publishes, through its subsidiary Vincennes Newspapers, Inc., the Vincennes Sun-Commercial, a daily newspaper which serves the city of Vincennes, Indiana, with a population of approximately 20,000. As of December 28, 1997, the average paid circulation of the Vincennes Sun-Commercial was 13,440 daily (five days) and 15,430 Sunday.

During January 1993, the Company formed Topics Newspapers, Inc. as a wholly-owned subsidiary to purchase the net assets of two daily newspapers, one weekly newspaper and twelve controlled circulation newspapers that serve the fastest growing area of metropolitan Indianapolis. As of December 28, 1997, the average paid circulation of The Daily Ledger was 11,800 (six days) and the combined weekly circulation was 105,800.

The revenues earned by the Company from these smaller publications represented approximately 6% in 1997, 7% in 1996 and 4% in 1995 of total revenues of the Company.

WESTECH AND HOME BUYER'S FAIR

In February 1997, the Company acquired an 80% interest in the Santa Clara, California-based Westech companies. Westech consists of Westech ExpoCorp, which organizes job fairs for the high tech industry; High Technology Careers, which publishes High Technology Careers Magazine and Virtual Job Fair (http://www.vjf.com), an internet-based resume posting and research service; and JobsAmerica, which organizes job fairs for service industry positions. In June 1997, Westech acquired the assets of Target Career Fairs, a Boston-based company that organizes job fairs for the high technology industry in the eastern portion of the U.S. The Company has an option to purchase the remaining 20% of Westech. Westech had $32.2 million of revenues in 1997.

The Company considers the acquisition of Westech a strategic extension of its business of matching employers and employees. A substantial portion of the Company's revenues are derived from recruitment advertising and historically, recruitment advertising has been the most important means for employers to find qualified employees and for job seekers to find employment. The Company believes that recruitment classified advertising will continue to be an important avenue for job placement in the future, that an increasing number of placements will be made using the internet and job fairs and that the acquisition of Westech should ensure that the Company is well positioned to provide career services information to employers and employees through a variety of cost-effective channels.

In October 1997, the Company acquired an 80% interest in Home Buyer's Fair (http://www.homefair.com) which provides internet-based services and information for people who are moving and corporations which are relocating employees.
The Company has an option to purchase the remaining 20%.

RAW MATERIALS - PONDERAY NEWSPRINT COMPANY

The Company consumed approximately 179,400 metric tons of newsprint in fiscal year 1997 and estimates that consumption will increase in 1998 due primarily to linage and circulation gains. The Company currently obtains its newsprint from a number of suppliers, both foreign and domestic, under long-term contracts, standard in the industry, which offer dependable sources of newsprint at current market rates.

To provide the Company with an additional source of newsprint for a portion of its needs, the Company formed Central Newsprint Company, Inc. and Bradley Paper Company (the "newsprint subsidiaries"), both of which are wholly-owned subsidiaries of the Company. The newsprint subsidiaries, together with four other newspaper publishing companies and a Canadian newsprint manufacturer, are partners in Ponderay Newsprint Company ("Ponderay"), a general partnership formed to own a newsprint mill in Usk, Washington. The mill began operations in December 1989. PNI has committed to purchase in 1998 the lesser of 13.5% of Ponderay's newsprint production or 28,400 metric tons on a "take if tendered" basis until the debt of Ponderay is repaid.


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

In Phoenix, several suburban newspapers owned by major media corporations operate in cities that are part of the Phoenix metropolitan area and compete with The Arizona Republic for advertising and circulation. The most significant of these competitors is Thomson Corporation, which owns five daily newspapers in the East Valley region. The Arizona Republic recently introduced four new "Community" sections in order to maintain its position as the leading source of news and information in this region.

In Indianapolis, the Company's newspapers do not experience significant direct competition from suburban newspapers.


EMPLOYEES - LABOR

As of the end of January 1998, the Company had approximately 5,208 employees (including 1,436 part-time employees), 39% of whom were covered by collective bargaining agreements. The Company has never had a significant strike or work stoppage at its operations and considers its labor relationships with its employees to be good.


EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 27, 1998, the executive officers of the Company and their ages are as follows:

Name                      Age  Positions

Dale A. Duncan            43   President and General Manager of Indianapolis
                               Newspapers, Inc.

Thomas K. MacGillivray    37   Vice President and Chief Financial Officer

John F. Oppedahl          53   Publisher and Chief Executive Officer
                               of Phoenix Newspapers, Inc.

Eugene S. Pulliam         84   Director and Executive Vice President;
                               Publisher of The Indianapolis Star and
                               The Indianapolis News

Frank E. Russell          77   Director; Chairman of the Board and
                               Assistant Secretary

Eric S. Tooker            36   Vice President, General Counsel and Corporate
                               Secretary

Louis A. Weil, III        56   Director; President and Chief
                               Executive Officer; Chairman of the Board of
                               Phoenix Newspapers, Inc.

Dale A. Duncan has been President and General Manager of Indianapolis Newspapers, Inc. since January 1998. From 1995 until assuming his current position, Mr. Duncan was Vice President, ABC Publishing Group, where he directed the operations of The Oakland Press, Pontiac, MI; The Belleville News-Democrat, Illinois; and The Times Leader, Wilkes-Barre, PA. Mr. Duncan also served as President and Publisher of The Oakland Press from 1995 to 1997 and was President and Publisher of The Times Leader from 1986 to 1994.

Thomas K. MacGillivray has been Vice President since April 1997 and Chief Financial Officer since January 1996. Previously, he was Director of Investments from April 1993 to December 1995. He was Vice President and Equity Portfolio Manager for Sovran Capital Management from January 1989 until March 1993.

John F. Oppedahl has been Publisher and Chief Executive Officer of Phoenix Newspapers, Inc. since January 1996 and President since March 1997. Previously, he was Executive Editor of Phoenix Newspapers, Inc. since 1993 and Managing Editor of the Arizona Republic from 1989 to 1993.

Eugene S. Pulliam has been the Publisher of The Indianapolis Star and The Indianapolis News since 1975 and Executive Vice President of the Company since 1973. He has been a director of the Company since 1954. Mr. Pulliam is the uncle of Dan Quayle, who is a Director of the Company.

Frank E. Russell has been Chairman of the Board and Assistant Secretary since January 1996. He was President of the Company from 1979 through 1995. He has been a Director of the Company since 1974.

Eric S. Tooker has been Vice President since April 1997 and General Counsel and Corporate Secretary since June 1996. From November 1989 through May 1996, he was Associate General Counsel at Conseco, Inc.

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

Item 2.  Properties.

The corporate headquarters of the Company is located at 200 East Van Buren Street, Phoenix, Arizona, 85004. The general character, location and approximate size of the principal physical properties owned by the Company at the end of fiscal year 1997 are set forth below. In addition to those listed, the Company owns employee recreational facilities and other real estate aggregating approximately 130 acres.

                                                   Approximate Area
                                                   in Square Feet
Printing plants, business and editorial
  offices and warehouse space
                                                 Owned          Leased

 Mesa, Arizona                                  160,815         21,000
 Phoenix, Arizona                             1,017,076        146,709
 Santa Clara, California                          ---           15,357
 Fishers, Indiana                                40,000           ---
 Greenwood, Indiana                                ---           1,650
 Indianapolis, Indiana                          693,152        167,090
 Muncie, Indiana                                 67,658           ---
 Vincennes, Indiana                              19,350           ---
 Alexandria, Louisiana                          112,798           ---
 Concord, New Hampshire                            ---           1,345

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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the quarter ended December 28, 1997 through the solicitation of proxies and otherwise.

                                  PART II

Item 5.  Markets for Registrant's Common Equity and Related Stockholder Matters.

The information set forth under the caption "Shareholder Information" on page 41 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 6.  Selected Financial Data.

The information set forth under the caption "Ten-Year Financial Highlights" on page 38 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" beginning on page 19 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplemental Data.

The Company's Consolidated Financial Statements and Notes thereto, together with the report thereon of Price Waterhouse LLP dated February 2, 1998 appearing on page 23 of the Company's 1997 Annual Report to Shareholders, and the information contained under the heading "Quarterly Financial Information (unaudited)" on page 40 of such Annual Report to Shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company filed a report on Form 8-K on March 12, 1997 announcing that the Board of Directors of the Company recommended to shareholders the appointment of Price Waterhouse LLP to examine the financial statements of the Company for the fiscal year ending December 28, 1997. This recommendation was ratified by the shareholders at the annual meeting held on April 24, 1997. Price Waterhouse LLP replaced Geo. S. Olive & Co., LLC which acted as the independent public accountant for the Company for the prior two most recent fiscal years.

There were no disagreements with accountants on accounting and financial disclosure in the fiscal year ended December 28, 1997.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

Incorporated herein by reference is the information set forth under the captions "Election of Directors," on page 4 and "Committees of the Board of Directors and Compensation of Directors" on page 5 and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 15 of the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders. See Part I, Item 1 of this report for information regarding the executive officers of the Company.

Item 11.  Executive Compensation.

Incorporated herein by reference is the information set forth under the caption "Compensation of Executive Officers" on page 6 of the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference is the information set forth under the captions "Voting Securities And Principal Holders Thereof" on page 1 and "Security Ownership of Management" on page 3 of the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

Incorporated herein by reference is the information set forth under the captions "Transactions With Certain Related Persons" on page 15 of the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders.

                                  PART IV

Item 14.  Exhibits, Financial Schedule and Reports on Form 8-K.

(a) List of Documents Included in this Report.

    1. Financial Statements.

    The following financial statements are incorporated into this report by reference to the Company's 1997 Annual Report to Shareholders:

       (i)     Report of Independent Accountants

      (ii) Consolidated Statement of Income for each of the three fiscal years in the period ended December 28, 1997

     (iii) Consolidated Statement of Financial Position as of December 28, 1997 and December 29, 1996

      (iv) Consolidated Statement of Shareholders' Equity for each of the three fiscal years in the period ended December 28, 1997

       (v) Consolidated Statement of Cash Flows for each of the three fiscal years in the period ended December 28, 1997

      (vi)     Notes to Consolidated Financial Statements

      2.  Supplemental Data and Financial Schedule.

      (i) Incorporated herein by reference is the information set forth under the caption "Quarterly Financial Information (Unaudited)" appearing on page 40 of the Company's 1997 Annual Report to Shareholders

     (ii) The following financial schedule and reports with respect thereto are filed as a part of this Report:



                                                         Page in
                                                       this filing

      Reports of Independent Accountants                  17-18

      Schedule II    Valuation Accounts                      19

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

     3. Exhibits Required by Securities and Exchange Commission Regulation
        S-K.

      (i) The following exhibits are filed as a part of this report:

          Exhibit
          Number     Description of Document

            3.2      Amended and Restated Code of By-Laws of Central Newspapers,
                     Inc.

           13.1 Portions of the 1997 Annual Report to Shareholders of Central Newspapers, Inc. incorporated by reference into the 1997 Annual Report on Form 10-K

           13.2 Independent Auditor's Report of Geo. S. Olive & Co. LLC on the financial statements as of and for the two fiscal years ended December 29, 1996

             21      Subsidiaries of the Registrant

           23.1      Consent of Price Waterhouse LLP

           23.2      Consent of Geo. S. Olive & Co LLC

             27      Financial Schedule

     (ii) The following exhibits are incorporated herein by reference to documents previously filed with the Securities and Exchange Commission as indicated:

          Exhibit
          Number     Description of Document

            2.1 Contract to buy and sell entire stock of McCormick and Company, Inc., dated as of January 10, 1996. (Filed March 13, 1996 with Form 8-K)

            3.1 Amended and Restated Articles of Incorporation of Central Newspapers, Inc. (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

            4.1 Form of Certificate for Class A Common Stock (Filed August 10,1989 with Form S-1 Registration Statement, No. 33-30436)

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

           10.4 Ponderay Newsprint Company Partnership Agreement between Lake Superior Forest Products Inc. and Central Newsprint Company, Inc. dated as of September 12, 1985 (Filed August 10,1989 with Form S-1 Registration Statement, No. 33-30436)

           10.5 Amendment to Ponderay Newsprint Company Partnership Agreement between Lake Superior Forest Products Inc., Central Newsprint Company, Inc., Bradley Paper Company, Copley Northwest, Inc., Puller Paper Company, Newsprint Ventures, Inc., Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper Company, dated as of June 30, 1987 (Filed August 10,1989 with Form S-1 Registration Statement, No. 33-30436)

           10.6 Guarantee by Central Newspapers, Inc. dated as of November 18, 1987 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)

          *10.7 Form of Split Dollar Life Insurance Agreement for Executive Officers between the Registrant and Malcolm W. Applegate, Louis A. Weil, III, Thomas K. MacGillivray and Eric S. Tooker (Filed with Form 10-K for year ended December 27,
                     1992)

          *10.8 Form of Split Dollar Life Insurance Agreement for Outside Directors between the Registrant and William A. Franke, Dan Quayle, Richard Snell and L. Ben Lytle (Filed with Form 10-K for year ended December 27, 1992)

          *10.9 Form of Death Benefit Only Insurance Plan Agreement between the Registrant and Frank E. Russell and Eugene S. Pulliam (Filed with Form 10-K for year ended December 27, 1992)

          *10.10 Central Newspapers, Inc. Unfunded Supplemental Retirement Plan (Filed with Form 10-K for the year ended December 25, 1994)

          *10.11 Central Newspapers, Inc. Non-Qualified Savings Plan, as amended (Filed with Form 10-K for the year ended December 25, 1994)

          *10.12 Central Newspapers, Inc. Director's and Officer's Charitable Award Program (Filed with Form 10-K for the year ended December 25, 1994)

          *10.13 Termination Benefits Agreement dated as of February 23, 1996 between Central Newspapers, Inc. and Louis A. Weil,III (Filed with Form 10-K for the year ended December 31, 1995)

          *10.14 Amended and Restated Central Newspapers, Inc. Stock Compensation Plan (Filed with Form 10-K for the year ended December 29, 1996)

* Represents a contract, plan or arrangement providing for executive officer or director benefits.

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on this second day of March, 1998.

                         CENTRAL NEWSPAPERS, INC.

                         By:  /s/ Louis A. Weil, III
                            ------------------------------------
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this second day of March, 1998.

     Signature                               Title

(1)  Principal Executive Officer

     /s/ Louis A. Weil, III                  President, Chief Executive
     -------------------------               Officer and Director
     Louis A. Weil, III

(2)  Principal Financial and
     Accounting Officer

     /s/ Thomas K. MacGillivray              Vice President and Chief Financial
     --------------------------              Officer
     Thomas K. MacGillivray


(3)  A majority of the Board of Directors



     /s/ William A. Franke              Director
     ---------------------
     William A. Franke

     /s/ L. Ben Lytle                   Director
     ---------------------
     L. Ben Lytle

     /s/ Eugene S. Pulliam              Director
    ----------------------
     Eugene S. Pulliam

     /s/ Dan Quayle                     Director
     ---------------------
     Dan Quayle

     /s/ Richard Snell                  Director
     ---------------------
     Richard Snell

     /s/ Frank E. Russell               Director, Chairman of the Board and
     ---------------------              Assistant Secretary
     Frank E. Russell

   Report of Independent Accountants on Financial Statement Schedule

Our audit of the consolidated financial statements referred to in our report dated February 2, 1998 appearing in the 1997 Annual Report to Shareholders of Central Newspapers, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the information as of and for the year ended December 28, 1997 included in the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information as of and for the year ended December 28, 1997 set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP
Indianapolis, Indiana
February 2, 1998

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE



  Board of Directors and Shareholders
  Central Newspapers, Inc.


  We have audited the consolidated financial statements of Central Newspapers, Inc. and Subsidiaries at December 29, 1996 and for each of the two fiscal years in the period ended December 29, 1996 and have issued our report dated February 3, 1997. Such financial statements and reports are included in the 1997 Annual Report to Shareholders and are incorporated herein by reference.

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


  /s/ Geo. S. Olive & Co. LLC
  ---------------------------
  Geo. S. Olive & Co. LLC

  Indianapolis, Indiana
  February 3, 1997

  Schedule II
                     CENTRAL NEWSPAPERS, INC. AND SUBSIDIARIES
                                Valuation Accounts


     Column A            Column B          Column C        Column D     Column E
                                   Additions
                        Balance at Charged to  Charged to             Balance at
                        Beginning  Costs and     Other                    End
    Description         of Period   Expense    Accounts   Deductions  of Period
----------------------- ---------- ---------- --------- ------------- ----------

Year Ended December 28,
  1997 (52 Weeks):

Provision for doubtful
  accounts and advertising
  refunds               $1,639,024 $8,192,776            $(6,872,881) $2,958,919

Year Ended December 29,
  1996 (52 Weeks):

Provision for doubtful
  accounts and advertising
  refunds               $1,067,203 $7,155,959  $52,820   $(6,636,958) $1,639,024


Year Ended December 31,
  1995 (53 Weeks):

Provision for doubtful
  accounts and advertising
  refunds               $1,071,387 $5,796,378            $(5,800,562) $1,067,203