Form 10-K/A
period 1997-12-28
CENTRAL NEWSPAPERS INC
filed 1998-05-01
CIK 854094

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               FORM 10-K/A  No.1
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 28, 1997
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
Yes  X  No
    ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates on February 27, 1998, based on the closing price for the Company's Class A Common Stock on the New York Stock Exchange on such date and assuming the conversion of all outstanding shares of Class B Common Stock into shares of Class A Common Stock at a ratio of one-tenth (.10) of a share of Class A Common Stock for each share of Class B Common Stock: approximately $1,030,000,000. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included as shares owned by affiliates, the shares of Class A Common Stock and Class B Common Stock beneficially owned by officers and directors of the Registrant and by holders of 10% or more of either class. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Shares outstanding at March 31, 1998:

                   Class A Common Stock -- 22,114,290 shares
                   Class B Common Stock -- 31,345,500 shares

This Form 10-K/A No. 1 for Central Newspapers, Inc. (the "Company") is being filed pursuant to Regulation S-K Item 601(c)(2)(iii) to amend the Financial Data Schedules for the three fiscal years and the interim periods for the two fiscal years ended December 27, 1997 due to the Company's adoption of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." The Company adopted this new standard in the fourth quarter of 1997 and has restated EPS for all prior periods. Accordingly, Exhibit 27 to the Form 10-K of the Company is being replaced by Exhibits 27.1, 27.2 and 27.3 included in this Form 10-K/A No.1.

                                 EXHIBIT INDEX

EX-27.1 Restated Financial Data Schedule as of and for the year ended December 31, 1995.

EX-27.2 Restated Financial Data Schedule as of and for the periods ended March 31, 1996, June 30, 1996, September 29, 1996 and December 29, 1996.

EX-27.3 Restated Financial Data Schedule as of and for the periods ended March 30, 1997, June 29, 1997, September 28, 1997 and December 28, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



April 30, 1998                          CENTRAL NEWSPAPERS, INC.



                                        By:/s/ Louis A. Weil, III
                                           ----------------------
                                           Louis A. Weil, III
                                           President and Chief Executive Officer



                                        By:/s/ Thomas K. MacGillivray
                                           --------------------------
                                           Vice President and Chief
                                           Financial Officer