Form 10-Q
period 1998-03-29
CENTRAL NEWSPAPERS INC
filed 1998-05-01
CIK 854094

Securities and Exchange Commission
                          Washington, D.C.  20549



                                 FORM 10-Q


(Mark One)
       x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      ---      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 29, 1998

               TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____ to _____


                   Commission File Number:  1-10333



                       CENTRAL NEWSPAPERS, INC.
        (Exact name of registrant as specified in its charter)


          Indiana                           35-0220660
 (State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification Number)


             200 E. Van Buren Street, Phoenix, Arizona  85004
                  (Address of principal executive office)

                              (602) 444-8000
                      (Registrant's telephone number)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   x   NO
                              ---      ---
The number of shares of each class of common stock outstanding as of March 31, 1998:

               CLASS A COMMON STOCK          22,114,290
               CLASS B COMMON STOCK          31,345,500

                         Central Newspapers, Inc.

                            Index to Form 10-Q



Part I -- FINANCIAL INFORMATION                                Page

  Item 1 -- Financial Statements:

        Consolidated Statement of Financial Position             3-4

        Consolidated Statement of Income                           5

        Consolidated Statement of Shareholders' Equity             6

        Consolidated Statement of Cash Flows                       7

        Notes to Consolidated Financial Statements               8-9

    Item 2 -- Management's Discussion and Analysis of
              Financial Condition and Results of Operations     9-12

Part II -- OTHER INFORMATION                                   13-14

                                     PART I.

Item 1. Financial Statements

CENTRAL NEWSPAPERS, INC.
Consolidated Statement of Financial Position


                                                       Mar. 29,    Dec. 28,
ASSETS                                                    1998        1997
(In thousands)                                       (Unaudited)
                                                       --------    --------


CURRENT ASSETS:
  Cash and cash equivalents                             $65,182     $36,924
  Marketable securities                                  12,674      11,524
  Accounts receivable (net of allowances of
    $2,506 and $2,959)                                   86,705      89,707
  Inventories                                            13,313      10,320
  Deferred income tax benefits                            7,843       7,919
  Other current assets                                    7,997       5,712
                                                        -------     -------
       Total current assets                             193,714     162,106
                                                        -------     -------


PROPERTY, PLANT AND EQUIPMENT:
  Land                                                   18,616      18,616
  Buildings and improvements                            122,591     122,409
  Leasehold improvements                                  4,787       4,412
  Machinery and equipment                               386,608     383,626
  Construction in progress                                9,527       8,071
                                                        -------     -------
                                                        542,129     537,134
       Less accumulated depreciation                    259,739     250,451
                                                        -------     -------
                                                        282,390     286,683
                                                        -------     -------


OTHER ASSETS:
  Land held for development                               3,166       3,116
  Goodwill and other intangibles                        121,445     122,729
  Investment in Affiliate                                 8,558       8,321
  Other                                                  36,142      31,356
                                                        -------     -------
                                                        169,311     165,522
                                                        -------     -------
TOTAL ASSETS                                           $645,415    $614,311
                                                       ========    ========


See accompanying notes to consolidated financial statements.

CENTRAL NEWSPAPERS, INC.
Consolidated Statement of Financial Position


                                                       Mar. 29,    Dec. 28,
LIABILITIES AND SHAREHOLDERS' EQUITY                      1998         1997
(In thousands, except share data)                    (Unaudited)
                                                       --------    --------
CURRENT LIABILITIES:
  Accounts payable                                      $17,017     $19,672
  Short-term bank debt                                               10,000
  Accrued compensation                                   17,346      20,061
  Dividends payable                                       5,302       5,613
  Accrued expenses and other liabilities                 19,299      16,825
  Federal and state income taxes                         15,463       1,578
  Deferred revenue                                       33,818      23,618
                                                        -------     -------
       Total current liabilities                        108,245      97,367
                                                        -------     -------
DEFERRED INCOME TAXES                                    26,306      26,882

POSTRETIREMENT AND OTHER NONCURRENT LIABILITIES          88,779      86,997

MINORITY INTEREST IN SUBSIDIARIES                         2,181       1,866

REDEEMABLE PREFERRED STOCK ISSUED BY SUBSIDIARY          18,920      18,920

SHAREHOLDERS' EQUITY:
  Preferred stock--issuable in series:
    Authorized--25,000,000 shares
    Issued--none
  Class A common stock--without par value:
    Authorized--75,000,000 shares
    Issued and outstanding--22,095,499 and 22,071,626    33,302      29,934
  Class B common stock--without par value:
    Authorized--50,000,000 shares
    Issued and outstanding--31,345,500 shares                63          63
  Retained earnings                                     367,517     352,531
  Unamortized value of restricted stock                  (1,648)     (1,924)
  Unrealized gain on available-for-sale securities        1,750       1,675
                                                        -------     -------
                                                        400,984     382,279
                                                        -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $645,415    $614,311
                                                       ========    ========


See accompanying notes to consolidated financial statements.

CENTRAL NEWSPAPERS, INC.
Consolidated Statement of Income
(Unaudited)

(In thousands, except per share data)
                                                      Thirteen Weeks Ended
                                                       Mar. 29,    Mar. 30,
                                                          1998        1997
                                                      ---------------------
OPERATING REVENUES:
  Advertising                                          $136,151    $128,996
  Circulation                                            38,501      35,554
  Other                                                  10,452       6,418
                                                        -------     -------
                                                        185,104     170,968
                                                        -------     -------
OPERATING EXPENSES:
  Compensation                                           61,133      59,599
  Newsprint and ink                                      30,127      24,320
  Other operating costs                                  47,996      39,295
  Depreciation and amortization                          11,310      10,705
  Work force reduction cost                                           6,041
                                                        -------     -------
                                                        150,566     139,960

OPERATING INCOME                                         34,538      31,008

OTHER INCOME (principally investment income)              1,085       1,266

OTHER EXPENSES                                             (228)       (174)
                                                        -------     -------
INCOME BEFORE INCOME TAXES                               35,395      32,100

PROVISION FOR INCOME TAXES                               14,656      13,534
                                                        -------     -------
INCOME BEFORE MINORITY INTEREST AND
  EQUITY IN AFFILIATE                                    20,739      18,566

MINORITY INTEREST IN SUBSIDIARIES                          (315)       (543)

EQUITY IN NET EARNINGS (LOSS) OF AFFILIATE                  154        (285)
                                                        -------     -------
NET INCOME                                              $20,578     $17,738
                                                        =======     =======

NET INCOME PER COMMON SHARE:
  Basic                                                   $.82        $.67
  Diluted                                                 $.79        $.66

DIVIDENDS DECLARED PER CLASS A COMMON SHARE               $.21        $.19

AVERAGE COMMON SHARES OUTSTANDING:
(combined Class A and equivalent Class B shares)
  Basic                                                  25,168      26,394
  Diluted                                                25,946      26,977


See accompanying notes to consolidated financial statements.


                           CENTRAL NEWSPAPERS, INC.
                Consolidated Statement of Shareholders' Equity
                               (Unaudited)

(In thousands, except  share data)                                                                         Unrealized
                                                                                              Unamortized    Gain on
                                           Class A                 Class B                      Value of   Available-
                                         Common Stock            Common Stock        Retained  Restricted    for-Sale
                                      Shares       Amount      Shares      Amount    Earnings      Stock   Securities
                                     ----------   --------  ----------    --------    --------     -------  --------
BALANCE AT DECEMBER 30, 1996         23,237,711    $24,259  31,553,000         $63    $363,365    ($1,627)    $1,490

  Net income (13 weeks)                                                                 17,738
  Dividends declared:
    Class A common stock                                                                (4,407)
    Class B common stock                                                                  (599)
  Exercise of stock options              42,700      1,224
  Repurchase of Class A common stock    (90,500)       (91)                             (4,027)
  Issuance of restricted stock            8,000        371                                           (371)
  Amortization of restricted stock                                                                    198
  Change in net unrealized gain on
     available-for-sale securities                                                                               388
                                     ----------    -------  ----------    --------    --------     -------  --------
BALANCE AT MARCH 30, 1997            23,197,911     25,763  31,553,000          63     372,070     (1,800)     1,878

  Net income (39 weeks)                                                                 63,757
  Dividends declared:
    Class A common stock                                                               (13,459)
    Class B common stock                                                                (1,913)
  Exercise of stock options, net        131,732      4,920
  Repurchase of Class A common stock (1,341,767)    (1,509)                            (67,825)
  Repurchase of Class B common stock                           (17,500)                    (99)
  Issuance of restricted stock, net
   of cancellations                      10,750        760                                           (760)
  Amortization of restricted stock                                                                    636
  Common stock conversion                19,000               (190,000)
  Change in net unrealized gain on
    available-for-sale securities                                                                               (203)
                                     ----------   --------  ----------   ---------    --------     -------    ------
BALANCE AT DECEMBER 28, 1997         22,017,626     29,934  31,345,500          63     352,531     (1,924)     1,675

  Net income (13 weeks)                                                                 20,578
  Dividends declared:
    Class A common stock                                                                (4,644)
    Class B common stock                                                                  (659)
  Exercise of stock options              82,273      3,374
  Repurchase of Class A common stock     (4,400)        (6)                               (289)
  Amortization of restricted stock                                                                    276
  Change in net unrealized gain on
    available-for-sale securities                                                                                 75
                                     ----------   --------  ----------   ---------    --------    --------    ------
BALANCE AT MARCH 29, 1998            22,095,499    $33,302  31,345,500         $63    $367,517    ($1,648)    $1,750
                                     ==========   ========  ==========   =========    ========    ========    ======

See accompanying notes to consolidated financial statements.


CENTRAL NEWSPAPERS, INC.
Consolidated Statement of Cash Flows
(Unaudited)


(In thousands)
                                                     Thirteen Weeks Ended
                                                       Mar. 29,    Mar. 30,
                                                          1998        1997
                                                       --------    --------
OPERATING ACTIVITIES:
  Net income                                            $20,578     $17,738
  Items which did not use (provide) cash:
    Depreciation and amortization                        11,310      10,705
    Postretirement and pension benefits                  (1,954)      1,728
    Minority interest in earnings of subsidiaries           315         543
    Equity earnings in Affiliate                           (154)        285
    Deferred income taxes                                  (413)        420
    Amortization of restricted stock awards                 276         198
    Other                                                   315         (65)
    Net proceeds from (purchases of) trading
     securities                                          (1,133)      2,048
    Net change in other current assets and liabilities   23,275      27,515
                                                        -------     -------
       Net cash provided by operating activities         52,415      61,115
                                                        -------     -------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment             (8,723)     (6,665)
  Proceeds from available-for-sale securities                        11,437
  Acquisitions                                                      (33,219)
  Other                                                  (1,293)        (36)
                                                        -------     -------
       Net cash used by investing activities            (10,016)    (28,483)
                                                        -------     -------
FINANCING ACTIVITIES:
  Cash dividends paid                                    (5,282)     (5,015)
  Dividends paid to minority interest                      (331)       (165)
  Proceeds from exercise of stock options                 1,767         763
  Repayments of short-term debt                         (10,000)
  Repayments of long-term debt                                         (800)
  Repurchase of common stock                               (295)     (4,117)
                                                        -------     -------
       Net cash used by financing activities            (14,141)     (9,334)
                                                        -------     -------
INCREASE IN CASH AND CASH EQUIVALENTS                    28,258      23,298

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           36,924      36,149
                                                        -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $65,182     $59,447
                                                        =======     =======

SUPPLEMENTAL CASH FLOW INFORMATION:
  Issuance by subsidiary of redeemable preferred stock
     in exchange for Class A common stock of subsidiary             $18,920
  Income taxes paid                                         $25       4,065
  Interest paid                                             130          25



See accompanying notes to consolidated financial statements.

                         CENTRAL NEWSPAPERS, INC.
                Notes to Consolidated Financial Statements
                                (Unaudited)


1. Central Newspapers, Inc. and its subsidiaries (the "Company") are primarily engaged in the publishing and distribution of newspapers. Revenues are principally derived from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. The Company also has an 80% interest in the Westech group of companies which are predominantly in the jobs fair business and a 13.5% interest in Ponderay Newsprint Company ("Affiliate"), a partnership formed to own a newsprint mill in the State of Washington.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses as of and for the period ending with the financial reporting date. Actual results could differ from those estimates.

2. The accompanying unaudited consolidated financial statements do not include all of the information and disclosures which are normally included in Form 10-K and the annual report to shareholders. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 28, 1997. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated statement of financial position at December 28, 1997 has been derived from audited financial statements. In the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments which are necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Such statements are not necessarily indicative of the results to be expected for the full year.

3. The Company's fiscal year ends on the last Sunday of the calendar year. The years ending December 27, 1998 and December 28, 1997 each comprise 52 weeks.

4. Net income per common share is computed using the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires companies to present basic earnings per share ("EPS") and diluted EPS. The Company adopted this new standard in the fourth quarter of 199and has restated EPS for all prior periods disclosed in the financial statements. Basic EPS is computed based upon the weighted average number of common shares outstanding in each year. The Class B common stock is included in the computation as if converted to Class A common stock at a ratio of 10 shares of Class B common stock to one share of Class A common stock. Diluted EPS includes the effect of stock options granted under the Company's Amended and Restated Stock Compensation Plan.

5. During 1997 the Company reduced its work force in response to circulation distribution changes, technological changes and the closure of the Phoenix afternoon newspaper. Certain employees were offered retirement benefits through a non-qualified supplemental retirement plan. This work force reduction resulted in an after tax charge of $3.5 million, or $.13 per diluted share in the first quarter of 1997.

6. For comparative purposes, certain amounts in the financial statements have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company's principal line of business is newspaper publishing. Revenues are derived primarily from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. The Company also has an 80% interest in the Westech group of companies, which is predominantly in the jobs fair business and a 13.5% interest in Ponderay, a partnership formed to own a newsprint mill in the State of Washington. The analysis of the first quarter of 1998 compared with the comparable 1997 period should be read in conjunction with the fiscal 1997 consolidated financial statements and the accompanying notes to the consolidated financial statements.

The Company's business tends to be somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year.

FIRST QUARTER OF 1998 COMPARED WITH THE FIRST QUARTER OF 1997

QUARTERLY RESULTS OF OPERATIONS

First quarter diluted earnings per share were $.79, a 19.7% increase over the $.66 earned in the first quarter of 1997. The 1997 first quarter included the effects of work force reduction costs ("special charges") which negatively impacted earnings. Excluding the special charges, diluted earnings per share would have been $.79 in the first quarters of 1998 and 1997. Operating income for the first quarter of 1998 was $34.5 million for an increase of 11.4% from the $31.0 million earned in the first quarter of 1997. The change in operating income between the periods was due to an increase in operating revenues, and the 1998 benefit from a $6.0 million work force reduction charge in the first quarter of 1997, (due primarily to The Phoenix Gazette closure), offset by substantially higher newsprint prices. Excluding work force reductions, the 1997 first quarter operating income would have been $37.0 million. EBITDA (operating earnings before depreciation, amortization and special charges) for the comparable periods was $45.8 million in 1998 and $47.8 million in the 1997 period, a decrease of 4.0%. Net income for the 1998 first quarter was $20.6 million, a 16.0% increase from the $17.7 million net income for the first quarter of 1997. Excluding the special charges, net income in the first quarter of 1997 would have been $21.2 million.

OPERATING REVENUES

The Company's first quarter operating revenues rose to $185.1 million in 1998 from $171.0 million in 1997, an increase of 8.3%. Advertising and circulation revenues increased 5.5% and 8.3%, respectively, in the first quarter of 1998 versus the corresponding 1997 quarter. The gains in advertising revenues for the first quarter of 1998 were due to a .8% increase in full run linage along with a 4.7% aggregate increase in advertising rates. The classified advertising recruitment category continues to be the strongest growth sector in both major markets. The retail department store category demonstrated continued softness.

Circulation revenues increased $2.9 million, or 8.3% in the quarter due primarily to the distribution system change in Indianapolis (resulting in a revenue increase of $2.9 million in the first quarter of 1998) and Phoenix circulation growth. Paid circulation in Indianapolis was boosted by a Friday/ Saturday weekend promotional package.

The following is a summary of major market linage and circulation statistics for the period:

(In thousands, except circulation)
                                    1st Quarter    1st Quarter       %
                                       1998           1997        Change
                                    ----------     ---------      ------
Full Run Linage in six column inches: (1)
  Retail                                 620.0         633.6        (2.1)
  National                               109.8         101.3         8.4
  Classified                             776.7         759.5         2.3
                                    ----------     ---------
     Total                             1,506.5       1,494.4          .8



Full Run Linage by Major Markets:
  Phoenix (1)                            712.2         686.9         3.7
  Indianapolis                           794.3         807.5        (1.6)
                                    ----------     ---------
     Total                             1,506.5       1,494.4          .8

Net Advertising Revenue (1)           $136,151      $128,996         5.5

Combined Average Daily Circulation:
  Phoenix                              510,543       484,009         5.5
  Indianapolis                         279,227       274,660         1.7
Sunday Circulation:
  Phoenix                              630,544       618,546         1.9
  Indianapolis                         389,741       393,219         (.9)

(1) For comparability, linage statistics for the 13 weeks ended March 30, 1997 exclude the linage of The Phoenix Gazette, which ceased publication in January, 1997. Advertising revenue was not significantly affected by the closure of The Phoenix Gazette and has not been restated.

OPERATING EXPENSES

Compensation costs, which include payroll and fringe benefits, increased 2.6% to $61.1 million in the first quarter of 1998 compared with the first quarter of 1997. Although period over period headcount decreased approximately 4%, due primarily to the closure of The Phoenix Gazette and the impact of a conversion from a carrier-based distribution arrangement to an agency-based distribution work force in Indianapolis, the increase in expense was mostly attributable to increased fringe benefit costs, commissions and merit increases.

Newsprint and ink expense was $30.1 million in the first quarter of 1998, a 23.9% increase from the first quarter of 1997. Newsprint prices increased approximately 13% in 1998 when compared with the first quarter of 1997 and the Company also increased newsprint consumption by 8.6% due to increased advertising linage and circulation gains.

Other operating costs increased 22.1% to $48.0 million in the first quarter of 1998. Significant items contributing to the 1998 increase included the change in the circulation delivery system in Indianapolis (which increased the first quarter 1998 expense by $4.3 million), costs associated with new Phoenix and Indianapolis promotional/marketing programs, higher Arizona Republic delivery costs due to increased circulation and expenses related to the jobs fair business.

The Company recorded work force reduction costs of approximately $6.0 million in the first quarter of 1997. Of this amount, approximately $4.8 million resulted from the closure of The Phoenix Gazette where approximately 85 positions were eliminated. The balance of the charge related to the costs of eliminating 18 positions in the conversion of distribution systems in Indianapolis.

NON-OPERATING ITEMS AND EQUITY IN AFFILIATE

Other non-operating income (primarily investment income) decreased 14.3% in the first quarter of 1998 primarily due to a reduction in investable cash because of 1997 acquisitions. Income tax expense increased 8.3% reflecting higher taxable income. Equity in affiliate increased $.4 million due to an increase in newsprint selling prices being realized by Ponderay Newsprint Company.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities is the Company's primary source of liquidity. Net cash provided by operating activities was $52.4 million in the first quarter of 1998 and $61.1 million in the first quarter of 1997. Net cash provided by operating activities, excluding the effects of net proceeds from (or net purchases of) trading securities for the first quarters of 1998 and 1997, was $53.5 million and $59.1 million, respectively. Changes for both years were primarily attributable to net income and working capital differences. The principal uses of cash in the first quarter of 1998 were the payment of dividends, capital expenditures and the repayment of a $10.0 million short term bank line of credit. At the end of the quarter, the Company's available cash and investments totaled $77.9 million, up $29.4 million from the end of 1997. Working capital for the same period increased $20.7 million to $85.5 million.

Total capital expenditures in the first quarter of 1998 were $8.7 million compared with $6.7 million in the first quarter of 1997. As of March 29, 1998, there were no significant formal commitments related to future capital expenditures.

The Company announced in December, 1997 that it was authorized to repurchase up to $100.0 million of its Class A common stock on the open market or in privately negotiated transactions over a three year time period. For the quarter ended March 29, 1998 the Company repurchased 4,400 shares for an aggregate cost of $.3 million.

Dividends of $.21 per share on the Class A common stock and $.021 on the Class B common stock were declared during the quarter. Total Class A and B dividends paid during the quarter were $5.3 million.

The Company has demonstrated a consistent ability to generate net cash flow from operations. Management believes that existing cash and investments, net cash flows from operations and available bank credit resources are sufficient to enable the Company to maintain its current level of operations. Financing for future investing opportunities is expected to come from a combination of existing cash, new debt facilities and/or the use of equity.

OUTLOOK FOR THE REMAINDER OF 1998

The Company foresees continued growth in advertising revenues in 1998, but at a rate less than that experienced during 1997. Despite the closure of The Phoenix Gazette in January 1997, circulation revenue is also expected to increase modestly in 1998 when compared with 1997 due to circulation gains in Phoenix and circulation delivery changes in Indianapolis. Non-newsprint operating expenses are expected to increase at a rate comparable with revenue growth. The cost of newsprint expense, the second largest expense item, is expected to increase significantly in 1998. Nonetheless, the Company still expects net income to increase in 1998.

FORWARD-LOOKING STATEMENTS

This document contains material that is forward-looking in nature. From time to time, the Company may provide forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. All forward-looking statements are based upon information available to the Company at the time they are made and the Company assumes no obligation to update any forward-looking statements. The Company notes that a variety of factors could cause the Company's actual results to differ materially from the expectations expressed in the forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business include, but are not limited to:

*  economic weakness in the Company's geographic markets
* weakness in retail and/or classified advertising revenue due to factors including retail consolidations, declines in the advertising budgets of major customers and increased competition from print and non-print products
* declines in circulation due to changing reader preferences and/or new forms of information dissemination
*  fluctuations in the price of newsprint
* an increase in distribution and/or production costs over anticipated levels
*  the negative impact of issues related to labor agreements
*  new competitors emerging in our markets

                                  PART II

                         CENTRAL NEWSPAPERS, INC.

Item 1.  Legal Proceedings -- None

Item 2.  Changes in Securities -- None

Item 3.  Default Upon Senior Securities -- None

Item 4.  Submission of Matters to a Vote of Security Holders -- None

Item 5.  Other Information -- None

Item 6.  Exhibit and Reports on Form 8-K
         Exhibit 1 -- Independent Accountant's Report
         No reports on Form 8-K were filed during the quarter



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CENTRAL NEWSPAPERS, INC.



Dated:  April 24, 1998            By: /s/ Louis A. Weil, III
                                      ----------------------------
                                      Louis A. Weil, III
                                      President and Chief Executive
                                      Officer




                                  By: /s/ Thomas K. MacGillivray
                                      ----------------------------
                                      Thomas K. MacGillivray
                                      Vice President and Chief
                                      Financial Officer