Form 10-Q
period 1998-06-28
CENTRAL NEWSPAPERS INC
filed 1998-08-04
CIK 854094

United States

                    Securities and Exchange Commission
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)
    x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  -----  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 28, 1998

  -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______ to _______


               Commission File Number:  1-10333


                     CENTRAL NEWSPAPERS, INC.
       (Exact name of registrant as specified in its charter)

                Indiana                           35-0220660
        (State or other jurisdiction           (I.R.S Employer
      of incorporation or organization)     Identification Number)

         200 E. Van Buren Street, Phoenix, Arizona  85004
             (Address of principal executive office)

                         (602)  444-8000
                  (Registrant's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES      x       NO
                              -----         -----
The number of shares of each class of common stock outstanding as of July 28, 1998:

       CLASS A COMMON STOCK                    21,617,909
       CLASS B COMMON STOCK                    31,345,500

                         Central Newspapers, Inc.

                           Index to Form 10-Q


Part I - FINANCIAL INFORMATION                                      Page

         Item 1 - Financial Statements

                  Consolidated Statement of Financial Position      3 - 4

                  Consolidated Statement of Income                      5

                  Consolidated Statement of Shareholders' Equity        6

                  Consolidated Statement of Cash Flows                  7

                  Notes to Consolidated Financial Statements            8

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations     9 -12

Part II - OTHER INFORMATION

         Item 4 - Submission of Matters to Vote of
                  Security Holders                                     13

         Item 6 - Exhibits and Reports on Form 8-K                     15

                                       PART I.

Item 1. Financial Statements

                              CENTRAL NEWSPAPERS, INC.
                    Consolidated Statement of Financial Position


                                                     June 28,  December 28,
ASSETS                                                 1998         1997
(In thousands)                                      (Unaudited)
                                                     ---------  ---------
CURRENT ASSETS:
  Cash and cash equivalents                            $67,929    $36,924
  Marketable securities                                 12,532     11,524
  Accounts receivable (net of allowances of
    $3,376 and $2,959)                                  82,560     89,707
  Inventories                                           12,960     10,320
  Deferred income tax benefit                            7,768      7,919
  Other current assets                                   7,265      5,712
                                                     ---------  ---------
       Total current assets                            191,014    162,106
                                                     ---------  ---------


PROPERTY, PLANT AND EQUIPMENT:
  Land                                                  18,616     18,616
  Buildings and improvements                           122,755    122,409
  Leasehold improvements                                 4,939      4,412
  Machinery and equipment                              390,994    383,626
  Construction in progress                              12,617      8,071
                                                     ---------  ---------
                                                       549,921    537,134
       Less accumulated depreciation                   269,222    250,451
                                                     ---------  ---------
                                                       280,699    286,683
                                                     ---------  ---------


OTHER ASSETS:
  Land held for development                              3,166      3,116
  Goodwill and other intangibles                       120,152    122,729
  Investment in Affiliate                                9,054      8,321
  Other                                                 38,443     31,356
                                                     ---------  ---------
                                                       170,815    165,522
                                                     ---------  ---------
TOTAL ASSETS                                          $642,528   $614,311
                                                     =========  =========


See accompanying notes to consolidated financial statements.

                        CENTRAL NEWSPAPERS, INC.
             Consolidated Statement of Financial Position


                                                     June 28,  December 28,
LIABILITIES AND SHAREHOLDERS' EQUITY                   1998        1997
(In thousands, except share data)                   (Unaudited)
                                                     ---------  ---------
CURRENT LIABILITIES:
  Accounts payable                                     $16,783    $19,672
  Short-term bank debt                                             10,000
  Accrued compensation                                  17,942     20,061
  Dividends payable                                      5,309      5,613
  Accrued expenses and other liabilities                17,485     16,825
  Federal and state income taxes                        (2,719)     1,578
  Deferred revenue                                      31,928     23,618
                                                     ---------  ---------
       Total current liabilities                        86,728     97,367
                                                     ---------  ---------
DEFERRED INCOME TAXES                                   25,939     26,882
                                                     ---------  ---------
POSTRETIREMENT AND OTHER NONCURRENT LIABILITIES         89,046     86,997
                                                     ---------  ---------
MINORITY INTEREST IN SUBSIDIARIES                        2,639      1,866
                                                     ---------  ---------
REDEEMABLE PREFERRED STOCK ISSUED BY SUBSIDIARY         18,920     18,920
                                                     ---------  ---------
SHAREHOLDERS' EQUITY:
  Preferred stock--issuable in series:
    Authorized--25,000,000 shares
    Issued--none
  Class A common stock--without par value:
    Authorized--150,000,000 shares
    Issued and outstanding--22,146,739 and
       22,017,626 shares                                36,479     29,934
  Class B common stock--without par value:
    Authorized--130,000,000 shares
    Issued and outstanding--31,345,500 shares               63         63
  Retained earnings                                    382,793    352,531
  Unamortized value of restricted stock                 (1,509)    (1,924)
  Unrealized gain on available-for-sale securities       1,430      1,675
                                                     ---------  ---------
                                                       419,256    382,279
                                                     ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $642,528   $614,311
                                                     =========  =========


See accompanying notes to consolidated financial statements.


                         CENTRAL NEWSPAPERS, INC.
                     Consolidated Statement of Income
                              (Unaudited)

(In thousands, except per share data)

                                        Thirteen Weeks Ended   26 Weeks Ended
                                         June 28,  June 29,  June 28,  June 29,
                                           1998      1997      1998      1997
                                         --------  --------  --------  --------
OPERATING REVENUES:
  Advertising                            $140,344  $137,363  $276,495  $266,359
  Circulation                              37,338    35,349    75,839    70,903
  Other                                    10,936     7,041    21,388    13,459
                                         --------  --------  --------  --------
                                          188,618   179,753   373,722   350,721
                                         --------  --------  --------  --------
OPERATING EXPENSES:
  Compensation                             60,074    58,767   121,207   118,366
  Newsprint and ink                        28,632    27,136    58,759    51,456
  Other operating costs                    50,486    43,701    98,482    82,996
  Depreciation and amortization            11,464    10,631    22,774    21,336
  Work force reduction cost                    77       682        77     6,723
                                         --------  --------  --------  --------
                                          150,733   140,917   301,299   280,877
                                         --------  --------  --------  --------
OPERATING INCOME                           37,885    38,836    72,423    69,844

OTHER INCOME
 (principally investment income)            1,653     1,285     2,738     2,551

OTHER EXPENSES                               (223)     (816)     (451)     (990)
                                         --------  --------  --------  --------
INCOME BEFORE INCOME TAXES                 39,315    39,305    74,710    71,405

PROVISION FOR INCOME TAXES                 16,260    16,018    30,916    29,552
                                         --------  --------  --------  --------
INCOME BEFORE MINORITY INTEREST
  AND EQUITY IN AFFILIATE                  23,055    23,287    43,794    41,853

MINORITY INTEREST IN SUBSIDIARIES          (1,120)     (744)   (1,435)   (1,287)

EQUITY IN NET EARNINGS(LOSS) OF AFFILIATE     322      (150)      476      (435)
                                         --------  --------  --------  --------
NET INCOME                                $22,257   $22,393   $42,835   $40,131
                                         ========  ========  ========  ========

NET INCOME PER COMMON SHARE:
  Basic                                     $0.88     $0.86     $1.70    $1.53
  Diluted                                    0.86      0.83      1.65     1.49

DIVIDENDS DECLARED PER CLASS A
  COMMON SHARE                              $0.21     $0.19     $0.42    $0.38

AVERAGE COMMON SHARES OUTSTANDING:
(combined Class A and equivalent Class B shares)
  Basic                                    25,269    26,130    25,219    26,262
  Diluted                                  25,984    26,860    25,965    26,918

See accompanying notes to consolidated financial statements.


                       CENTRAL NEWSPAPERS, INC.
            Consolidated Statement of Shareholders' Equity
                             (Unaudited)

(In thousands, except share data)                                                                            Unrealized
                                                                                                Unamortized    Gain on
                                              Class A                Class B                      Value of    Available-
                                           Common Stock           Common Stock       Retained   Restricted    for-Sale
                                         Shares     Amount      Shares     Amount    Earnings      Stock    Securities
                                     ---------- ----------  ---------- ----------    ----------  ----------  ----------
BALANCE AT DECEMBER 29, 1996         23,237,711    $24,259  31,553,000        $63      $363,365     ($1,627)     $1,490

  Net income (26 weeks)                                                                  40,131
  Dividends declared:
    Class A common stock                                                                 (8,608)
    Class B common stock                                                                 (1,195)
  Exercise of stock options             108,400      3,499
  Repurchase of Class A common stock (1,267,867)    (1,398)                             (60,999)
  Repurchase of Class B common stock                           (17,500)                     (99)
  Issuance of restricted stock            8,000        371                                             (371)
  Amortization of restricted stock                                                                      417
  Common stock conversion                19,000               (190,000)
  Change in net unrealized gain on
    available-for-sale securities                                                                                   280
                                     ---------- ----------  ---------- ----------    ----------  ----------  ----------
BALANCE AT JUNE 29, 1997             22,105,244     26,731  31,345,500         63       332,595      (1,581)      1,770

  Net income (26 weeks)                                                                  41,364
  Dividends declared:
    Class A common stock                                                                 (9,258)
    Class B common stock                                                                 (1,317)
  Exercise of stock options, net         66,032      2,645
  Repurchase of Class A common stock   (164,400)      (202)                             (10,853)
  Repurchase of Class B common stock
  Issuance of restricted stock, net
   of cancellations                      10,750        760                                             (760)
  Amortization of restricted stock                                                                      417
  Common stock conversion
  Change in net unrealized gain on
    available-for-sale securities                                                                                   (95)
                                     ---------- ----------  ---------- ----------    ----------  ----------  ----------
BALANCE AT DECEMBER 28, 1997         22,017,626     29,934  31,345,500         63       352,531      (1,924)      1,675

  Net income (26 weeks)                                                                  42,835
  Dividends declared:
    Class A common stock                                                                 (9,295)
    Class B common stock                                                                 (1,317)
  Exercise of stock options             158,913      6,588
  Repurchase of Class A common stock    (29,800)       (43)                              (1,961)
  Issuance of restricted stock                                                                         (143)
  Amortization of restricted stock                                                                      558
  Change in net unrealized gain on
    available-for-sale securities                                                                                  (245)
                                     ---------- ----------  ---------- ----------    ----------  ----------  ----------
BALANCE AT JUNE 28, 1998             22,146,739    $36,479  31,345,500        $63      $382,793     ($1,509)     $1,430
                                     ========== ==========  ========== ==========    ==========  ==========  ==========

See accompanying notes to consolidated financial statements.


                          CENTRAL NEWSPAPERS, INC.
                   Consolidated Statement of Cash Flows
                                (Unaudited)

(In thousands)
                                                           26 Weeks Ended
                                                         June 28,   June 29,
                                                          1998       1997
                                                      ----------  ----------
OPERATING ACTIVITIES:
  Net income                                             $42,835     $40,131
  Items which did not use (provide) cash:
    Depreciation and amortization                         22,774      21,336
    Postretirement and pension benefits                      394       3,306
    Loss (gain) on disposition of assets                      51        (115)
    Minority interest in earnings of subsidiaries          1,435       1,287
    Equity loss (earnings) in Affiliate                     (476)        435
    Deferred income taxes                                   (353)        978
    Amortization of restricted stock awards                  558         417
    Other                                                   (842)        224
    Net proceeds from (purchases of) trading securities   (1,292)      2,072
    Net change in other current assets and liabilities     8,449      11,325
                                                      ----------  ----------
       Net cash provided by operating activities          73,533      81,396
                                                      ----------  ----------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment             (17,648)    (12,532)
  Net proceeds from (purchases of)
   available-for-sale securities                          (3,548)     13,103
  Acquisitions                                                       (33,219)
  Other                                                   (1,145)     (2,126)
                                                      ----------  ----------
       Net cash used by investing activities             (22,341)    (34,774)
                                                      ----------  ----------
FINANCING ACTIVITIES:
  Cash dividends paid                                    (10,584)    (10,022)
  Dividends paid to minority interest                       (993)       (828)
  Proceeds from exercise of stock options                  3,396       2,040
  (Repayments) borrowings of short-term debt             (10,000)     39,400
  Repayments of long-term debt                                          (800)
  Repurchase of common stock                              (2,006)    (62,496)
                                                      ----------  ----------
       Net cash used by financing activities             (20,187)    (32,706)
                                                      ----------  ----------
INCREASE IN CASH AND CASH EQUIVALENTS                     31,005      13,916

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            36,924      36,149
                                                      ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $67,929     $50,065
                                                      ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Issuance by subsidiary of redeemable preferred stock
     in exchange for Class A common stock of subsidiary              $18,920
  Income taxes paid                                      $37,800      34,462
  Interest paid                                              277         437


See accompanying notes to consolidated financial statements.

                         CENTRAL NEWSPAPERS, INC.
                Notes to Consolidated Financial Statements
                               (Unaudited)

1.	Central Newspapers, Inc. and its subsidiaries (the"Company") are primarily engaged in the publishing and distribution of newspapers. Revenues are principally derived from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. The Company also has an 80% interest in the Westech group of companies which are predominately in the jobs fair business and a 13.5% interest in Ponderay Newsprint Company ("Affiliate"), a partnership formed to own a newsprint mill in the State of Washington.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses as of and for the period ending with the financial reporting date. Actual results could differ from those estimates.

2.	The accompanying unaudited consolidated financial statements do not include all of the information and disclosures which are normally included in Form 10-K and the annual report to shareholders. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 28, 1997. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated statement of financial position at December 28, 1997, presented herein, has been derived from audited financial statements. In the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments which are necessary to present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Such statements are not necessarily indicative of the results to be expected for the full year.

3.	The Company's fiscal year ends on the last Sunday of the calendar year. The years ending December 27, 1998 and December 28, 1997 each comprise 52 weeks.

4.	Net income per common share is computed using the provisions of
Statement of Financial Accounting Standards ("SFAS") No. 128,
"Earnings Per Share", which requires companies to present basic earnings per share (EPS) and diluted EPS. The Company adopted this new standard in the fourth quarter of 1997 and has restated EPS for all prior periods disclosed in the financial statements. Basic EPS is computed based upon the weighted average number of common shares outstanding in each year. The Class B common stock is included in the computation as if converted to Class A common stock at a ratio of 10 shares of Class B common stock to one share of Class A common stock. Diluted EPS includes the effect of dilutive stock options granted under the Company's Amended and Restated Stock Compensation Plan.

5.	During 1997 the Company reduced its work force in response to circulation distribution changes, technological changes and the closure of the Phoenix afternoon newspaper. Certain employees were offered retirement benefits through a non-qualified supplemental retirement plan. This work force reduction resulted in an after tax charge of $4.0 million, or $.15 per diluted share for the six months ended June 28, 1997.

6.  In June, 1997 the Financial Accounting Standards Board issued SFAS
No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. This standard is effective for fiscal years beginning after December 15, 1997. The Company has evaluated the impact of comprehensive income components on the Company's financial statements and has determined that the amounts are immaterial to the financial statements taken as a whole.

7. At the annual meeting of Shareholders of the Company on May 15, 1998, the shareholders approved an increase in the number of authorized shares of Class A common stock from 75,000,000 to 150,000,000 shares and Class B common stock from 50,000,000 to 130,000,000 shares.

8. Certain prior year amounts in the financial statements have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company's principal line of business is newspaper publishing. Revenues are derived primarily from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. The Company also has an 80% interest in the Westech group of companies, which is predominantly in the jobs fair business and a 13.5% interest in Ponderay Newsprint Company, a partnership formed to own a newsprint mill in the State of Washington. The analysis of the second quarter and six month period ended June 28, 1998 compared with comparable 1997 periods should be read in conjunction with the fiscal 1997 consolidated financial statements and the accompanying notes to the consolidated financial statements.

The Company's business tends to be somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year.

SECOND QUARTER AND SIX MONTH PERIOD ENDED JUNE 28, 1998
COMPARED WITH 1997

QUARTERLY RESULTS OF OPERATIONS

Second quarter and year-to-date diluted earnings per share for 1998 were $.86 and $1.65 for increases of 3.6% and 10.7%, respectively, over the corresponding 1997 periods. The effects of work force reduction costs (special charges) negatively impacted earnings in the first and second quarters of 1997 and the second quarter of 1998. Excluding special charges, diluted earnings per share would have been $.86 for the second quarter of 1998 and $1.65 for the 1998 six month period, which represented increases of 1.2% and .6%, respectively, versus comparable 1997 amounts.

Operating income for the second quarter and the first six months of 1998 was $37.9 million and $72.4 million, respectively, which represented a decrease of 2.4% for the quarter and an increase of 3.7% for the six months over comparable 1997 periods. Excluding special charges, operating income decreased 3.9% and 5.3% for the second quarter and six month periods, respectively, over comparable 1997 periods.

Net income for the second quarter of 1998 was $22.3 million, down .6% from the same period of 1997. For the six month period, net income for 1998 was $42.8 million, up 6.7% over the prior year. Had the Company not incurred the work force reduction costs, net income for the second quarter of 1998 would have been $22.3 million, versus $22.8 million for the second quarter of 1997 and $42.9 million versus $44.1 million for the six month periods in 1998 and 1997, respectively. EBITDA (operating earnings before depreciation, amortization and special charges) for the comparable periods was $49.4 million for the second quarter 1998 and $95.3 million year-to-date, representing decreases of 1.4% and 2.7%, respectively, versus comparable 1997 periods.

OPERATING REVENUES

The Company's second quarter and six month revenues rose to $188.6 million and $373.7 million for increases of 4.9% and 6.6%, respectively, when compared with the same 1997 periods.

Total advertising revenues for the three and six month periods ended
June 28, 1998 were $140.3 million and $276.5 million for increases of 2.2% and 3.8%, respectively over comparable 1997 periods. The increases in advertising revenues for the second quarter of 1998 were due to gains in retail advertising in Phoenix and gains in the classified recruitment category in both major markets. Decreases in national advertising revenue in both markets and in Indianapolis retail advertising were primarily due to difficult advertising revenue comparisons to similar periods in 1997.

Circulation revenues for the second quarter and year-to-date periods increased to $37.3 million and $75.8 million, respectively, for increases of 5.6% and 7.0% when compared to 1997. The increase is primarily due to Phoenix circulation growth and a distribution system change in Indianapolis which resulted in a revenue increase of $1.4 million in the second quarter and $4.3 million for the six months.

Other revenues for the second quarter and year-to-date increased $3.9 million and $7.9 million, respectively, due primarily to an increase in Westech job fair business.

The following is a summary of major market linage and circulation statistics for the second quarter and six month periods:

(In thousands, except circulation)
                          Second Quarter     %       Year-to-date       %
                        -----------------          -----------------
                          1998     1997    Change    1998     1997    Change
                        -------- --------  ------  -------- --------  ------
Full Run Linage in six
 column inches: (1)
   Retail                  672.6    637.8     5.5   1,292.6  1,271.3     1.7
   National                110.3    118.0    (6.5)    220.1    219.3     0.4
   Classified              800.4    818.4    (2.2)  1,577.1  1,577.9    (0.1)
                        -------- --------          -------- --------
       Total             1,583.3  1,574.2     0.6   3,089.8  3,068.5     0.7
                        ======== ========          ======== ========

Full Run Linage by Major Markets:
  Phoenix (1)              730.8    709.1     3.1   1,443.0  1,395.9     3.4
  Indianapolis             852.5    865.1    (1.5)  1,646.8  1,672.6    (1.5)
                        -------- --------          -------- --------
       Total             1,583.3  1,574.2     0.6   3,089.8  3,068.5     0.7
                        ======== ========          ======== ========

Net Advertising
  Revenue               $140,344 $137,363     2.2  $276,495 $266,359     3.8


Combined Average Daily Circulation:
  Phoenix                464,857  450,679     3.1   487,700  467,344     4.4
  Indianapolis           277,134  270,450     2.5   277,093  272,554     1.7
Sunday Cirulation:
  Phoenix                573,696  567,305     1.1   601,214  592,925     1.4
  Indianapolis           392,624  393,752    (0.3)  391,172  393,486    (0.6)


(1) For comparability, linage statistics for the 13 weeks and 26 weeks ended June 29, 1997 excluded linage of The Phoenix Gazette, which ceased publication in January, 1997.


OPERATING EXPENSES

Compensation costs, which include fringe benefits, increased 2.2% to $60.1 million in the second quarter and 2.4% to $121.2 million for the six month period. The year-over-year headcount decreased 4.7% due primarily to the closure of The Phoenix Gazette and the impact of a conversion from a carrier-based distribution arrangement to an agency-based distribution work force in Indianapolis. These benefits were offset by increased employee benefits, commissions and merit increases.

Newsprint and ink expense for 1998 increased 5.5% to $28.6 million in the second quarter and 14.2% to $58.8 million for the six month period. The increases in newsprint expense were primarily due to higher newsprint prices during 1998 and a volume increase of 3.0% for the second quarter and 5.9% for the six month period over comparable 1997 periods. These volume increases were related to increased advertising linage and circulation gains. The Company anticipates that newsprint expense comparisons will continue to show slight increases during the second half of 1998.

Other operating costs rose 15.5% to $50.5 million for the second quarter and 18.7% to $98.5 million for the six month period. Significant items contributing to these increases in both 1998 periods versus the same
1997 periods included the circulation delivery system changes in Indianapolis (which increased the second quarter 1998 expense by $2.0 million and increased year-to-date by $6.3 million), costs associated with new Phoenix and Indianapolis promotional/marketing programs, higher Arizona Republic delivery costs, and expenses related to the jobs fair business.

Depreciation and amortization expense for the second quarter and the year-to-date was $11.5 million and $22.8 million, compared with $10.6 million and $21.3 million in 1997. The expense increases were primarily a result of information technology projects in Phoenix and pagination and remodeling projects in Indianapolis.

The Company recorded work force reduction costs of approximately $.7 million in the second quarter of 1997 and $6.7 million for the six months ended June 29, 1997. Of this amount, approximately $4.2 million resulted from closure of The Phoenix Gazette where approximately 85 positions were eliminated. The balance of the charge related to the costs of eliminating 18 positions in the conversion of distribution systems in Indianapolis.

NON-OPERATING ITEMS AND EQUITY IN AFFILIATE

Other non-operating income (primarily investment income) increased
28.6% in the second quarter and 7.3% year-to-date primarily due to an increase in investable cash. Other non-operating expenses decreased in the second quarter and year-to-date due to a reduction in interest expense from 1997.

Equity in Affiliate recorded gains in the second quarter and the six month period due to an increase in newsprint selling prices being realized by Ponderay Newsprint Company.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is net cash provided by operating activities. Net cash provided by operating activities for the first six months of 1998 and 1997 was $73.5 million and $81.4 million, respectively. The principal uses of cash in the first six months of 1998 were capital expenditures, the payment of dividends, and repayment of the $10.0 million short-term bank line of credit. The corresponding 1997 period included the $33.2 million paid for the acquisition of an 80% interest in the Westech group of companies and $62.5 million paid to repurchase the Company's common stock. At the end of the six month period, the Company's available cash and investments totaled $80.5 million, an increase of $32.0 million over the balance at the end of 1997. Working capital for the same period increased $39.5 million to $104.3 million.

Total capital expenditures for the six months of 1998 were $17.6 million compared to $12.5 million for the comparable 1997 period. The Company plans approximately $28 million of capital expenditures in 1998. As of June 28, 1998, there were no significant formal commitments related to future capital expenditures.

In December 1997, the Company announced that it was authorized to repurchase up to $100.0 million of its Class A common stock on the open market or in privately negotiated transactions over a three year time period. During the six months ended June 28, 1998 the Company repurchased 29,800 shares at a total cost of $2.0 million. In July 1998, the Company repurchased 532,830 shares at a total cost of $36.3 million funded through utilization of existing cash and investments.

In June 1998, the Company announced that it is in discussions with the Nina Mason Pulliam Charitable Trust regarding the Company's possible purchase of a significant portion of the 5,450,000 shares of Class A common stock and Class A common stock equivalents held by the Trust.

Dividends of $.21 per share on the Class A common stock and $.021 on the Class B common stock were declared during the quarter and paid July 10, 1998. Total Class A and B dividends paid during the six month period of 1998 were $10.6 million.

The Company has demonstrated a consistent ability to generate net cash flow from operations. Management believes that existing cash and investments, net cash flows from operations and available bank credit resources are sufficient to enable the Company to maintain its current level of operations. Financing for future investing opportunities is expected to come from a combination of existing cash, new debt facilities and/or use of equity.

OUTLOOK FOR THE REMAINDER OF 1998

The Company foresees continued growth in advertising revenues for the remainder of 1998, but at a rate less than that experienced during the last six months of 1997. Circulation revenue is also expected to increase modestly in the second half of 1998 when compared with the similar period in 1997 due to circulation gains and subscription price increases in Phoenix. Non-newsprint operating expenses are expected to increase at a rate comparable with revenue growth. The cost of newsprint, the second largest expense item, is expected to increase in the second half of 1998. Nonetheless, the Company still expects earnings per share to increase for the full year 1998.

FORWARD-LOOKING STATEMENTS

This document contains material that is forward-looking in nature. From time to time, the Company may provide forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. All forward-looking statements are based upon information available to the Company at the time they are made and the Company assumes no obligation to update any forward-looking statements. The Company notes that a variety of factors could cause the Company's actual results to differ materially from the expectations expressed in the forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business include, but are not limited to:

* economic weakness in the Company's geographic markets
* weakness in retail, national and/or classified advertising revenue due to factors including retail consolidation, declines in the advertising budgets of major customers and increased competition from print and non-print products
* declines in circulation due to changing reader preferences and/or new forms of information dissemination
* fluctuations in the price of newsprint
* an increase in distribution and/or production costs over anticipated levels
* the negative impact of issues related to labor agreements
* new competitors emerging in our markets

PART II

CENTRAL NEWSPAPERS, INC.


Item 4.	Submission of Matters to a Vote of Security Holders - At the
        Annual Meeting of Shareholders of the Company on May 15, 1998, the shareholders elected the following directors by the votes specified opposite each director's name:


                                      Votes                     Broker
Director                Votes For    Withheld   Abstentions    Non-Votes
-------------------    ----------    --------   -----------    ---------

William A. Franke      32,503,287     693,814        -             -
L. Ben Lytle           32,503,822     693,279        -             -
Eugene S. Pulliam      32,504,494     692,607        -             -
Dan Quayle             32,504,067     693,034        -             -
Frank E. Russell       32,504,289     692,812        -             -
Richard Snell          32,502,734     694,367        -             -
Louis A. Weil III      32,504,664     692,437        -             -



The shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized shares of Class A common stock from 75,000,000 to 150,000,000 shares and Class B common stock from 50,000,000 to 130,000,000 shares.

                                       Votes                     Broker
                         Votes For    Withheld   Abstentions    Non-Votes
                        ----------    --------   -----------    ---------
                        32,540,157     648,277       5,667        3,000


The shareholders approved an amendment to the Articles of Incorporation to remove the provisions regarding the indemnification of the directors and officers of the Company.



                                       Votes                     Broker
                         Votes For    Withheld   Abstentions    Non-Votes
                        ----------    --------   -----------    ---------
                        33,127,305      56,416      10,380        3,000


No other matters were submitted for a vote of the shareholders during the quarter.

Item 6.	Exhibits and Reports on Form 8-K

        a)  Exhibits

            Exhibit 15 - Letter from PricewaterhouseCoopers LLP with
                         respect to unaudited interim financial information.

            Exhibit 27 - Selected financial data.

        b)  No reports on Form 8-K were filed during the quarter.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CENTRAL NEWSPAPERS, INC.

Dated:  August 4, 1998  By:/s/Louis A. Weil, III
                        ------------------------
                       	Louis A. Weil, III
	                       President and Chief
                        Executive Officer


                        By:/s/ Thomas K. MacGillivray
                        -----------------------------
                        Thomas K. MacGillivray
	                       Vice President and Chief
                        Financial Officer