Form 10-Q
period 1998-09-27
CENTRAL NEWSPAPERS INC
filed 1998-11-05
CIK 854094

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

         /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 27, 1998

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

                                 YES /x/ NO / /

The number of shares of each class of common stock outstanding as of November 2, 1998:

CLASS A COMMON STOCK                                                  18,707,924
CLASS B COMMON STOCK                                                  31,345,500

                            Central Newspapers, Inc.

                               Index to Form 10-Q

       Part I -   FINANCIAL INFORMATION                                     Page

                  Item 1 - Financial Statements:

                           Consolidated Statement of Financial Position      3-4

                           Consolidated Statement of Income                    5

                           Consolidated Statement of Shareholders' Equity      6

                           Consolidated Statement of Cash Flows                7

                           Notes to Consolidated Financial Statements        8-9

                  Item 2 - Management's Discussion and Analysis of
                           Financial Condition and Results of Operations    9-13

       Part II -  OTHER INFORMATION

                  Item 6 - Exhibits and Reports on Form 8-K                14-20

                                     PART I.

Item 1. Financial Statements

                            CENTRAL NEWSPAPERS, INC.
                  Consolidated Statement of Financial Position

                                                       September 27,   December 28,
ASSETS                                                     1998           1997
(In thousands)                                         (Unaudited)
                                                         --------       --------
CURRENT ASSETS:
     Cash and cash equivalents                           $ 32,049       $ 36,924
     Marketable securities                                 12,830         11,524
     Accounts receivable (net of allowances of
     $3,694 and $2,959)                                    80,932         89,707
     Inventories                                           11,640         10,320
     Deferred income tax benefits                           7,693          7,919
     Other current assets                                  13,020          5,712
                                                         --------       --------
              Total current assets                        158,164        162,106
                                                         --------       --------
PROPERTY, PLANT AND EQUIPMENT:
     Land                                                  18,985         18,616
     Buildings and improvements                           135,595        122,409
     Leasehold improvements                                   902          4,412
     Machinery and equipment                              397,499        383,626
     Construction in progress                              10,656          8,071
                                                         --------       --------
                                                          563,637        537,134
              Less accumulated depreciation               278,736        250,451
                                                         --------       --------
                                                          284,901        286,683
                                                         --------       --------
OTHER ASSETS:
     Land held for development                              3,166          3,116
     Goodwill and other intangibles                       126,016        122,729
     Investment in Affiliate                                9,558          8,321
     Other                                                 36,890         31,356
                                                         --------       --------
                                                          175,630        165,522
                                                         --------       --------
TOTAL ASSETS                                             $618,695       $614,311
                                                         ========       ========

See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                  Consolidated Statement of Financial Position

                                                                   September 27,    December 28,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  1998             1997
(In thousands, except share data)                                  (Unaudited)
                                                                    ---------        ---------
CURRENT LIABILITIES:
     Accounts payable                                               $  20,366        $  19,672
     Short-term bank debt                                               5,000           10,000
     Accrued compensation                                              19,011           20,061
     Dividends payable                                                  5,881            5,613
     Accrued expenses and other liabilities                            18,525           16,825
     Federal and state income taxes                                                      1,578
     Deferred revenue                                                  32,077           23,618
                                                                    ---------        ---------
              Total current liabilities                               100,860           97,367
                                                                    ---------        ---------
DEFERRED INCOME TAXES                                                  25,374           26,882
                                                                    ---------        ---------
POSTRETIREMENT AND OTHER NONCURRENT LIABILITIES                        90,508           86,997
                                                                    ---------        ---------
MINORITY INTEREST IN SUBSIDIARIES                                       2,809            1,866
                                                                    ---------        ---------
REDEEMABLE PREFERRED STOCK ISSUED BY SUBSIDIARY                        18,920           18,920
                                                                    ---------        ---------
SHAREHOLDERS' EQUITY:
     Preferred stock--issuable in series:
     Authorized--25,000,000 shares
     Issued--none
     Class A common stock--without par value:
     Authorized--150,000,000 shares
     Issued and outstanding--21,314,058 and 22,017,626 shares          36,543           29,934
     Class B common stock--without par value:
     Authorized--130,000,000 shares
     Issued and outstanding--31,345,500 shares                             63               63
     Retained earnings                                                343,707          352,531
     Unamortized value of restricted stock                             (1,419)          (1,924)
     Unrealized gain on available-for-sale securities                   1,330            1,675
                                                                    ---------        ---------
                                                                      380,224          382,279
                                                                    ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 618,695        $ 614,311
                                                                    =========        =========

See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                        Consolidated Statement of Income
                                   (Unaudited)

(In thousands, except per share data)

                                                              13 Weeks Ended                  39 Weeks Ended
                                                   September 27,    September 28,    September 27,    September 28,
                                                            1998             1997             1998             1997
                                                       ---------        ---------        ---------        ---------
OPERATING REVENUES:
     Advertising                                       $ 135,390        $ 129,431        $ 411,885        $ 395,790
     Circulation                                          36,537           35,642          112,376          106,545
     Other                                                 9,399            8,834           30,787           22,293
                                                       ---------        ---------        ---------        ---------
                                                         181,326          173,907          555,048          524,628
                                                       ---------        ---------        ---------        ---------
OPERATING EXPENSES:
     Compensation                                         60,580           59,068          181,787          177,434
     Newsprint and ink                                    25,341           25,390           84,100           76,846
     Other operating costs                                47,140           45,426          145,622          128,422
     Depreciation and amortization                        11,839           10,843           34,613           32,179
     Work force reduction cost                                              2,632               77            9,355
                                                       ---------        ---------        ---------        ---------
                                                         144,900          143,359          446,199          424,236
                                                       ---------        ---------        ---------        ---------
OPERATING INCOME                                          36,426           30,548          108,849          100,392

OTHER INCOME (principally investment income)                 843              813            3,581            3,364

OTHER EXPENSES                                              (322)            (623)            (773)          (1,613)
                                                       ---------        ---------        ---------        ---------
INCOME BEFORE INCOME TAXES                                36,947           30,738          111,657          102,143

PROVISION FOR INCOME TAXES                                15,315           12,752           46,231           42,304
                                                       ---------        ---------        ---------        ---------
INCOME BEFORE MINORITY INTEREST AND
     EQUITY IN AFFILIATE                                  21,632           17,986           65,426           59,839

MINORITY INTEREST IN SUBSIDIARIES                           (502)            (688)          (1,937)          (1,975)

EQUITY IN NET EARNINGS (LOSS) OF AFFILIATE                   327              180              803             (255)
                                                       ---------        ---------        ---------        ---------
NET INCOME                                             $  21,457        $  17,478        $  64,292        $  57,609
                                                       =========        =========        =========        =========
NET INCOME PER COMMON SHARE:
      Basic                                            $    0.87        $    0.69        $    2.57        $    2.22
      Diluted                                               0.85             0.67             2.49             2.16

DIVIDENDS DECLARED PER CLASS A COMMON SHARE            $    0.24        $    0.21        $    0.66        $    0.59

AVERAGE COMMON SHARES OUTSTANDING:
(combined Class A and equivalent Class B shares)
      Basic                                               24,745           25,229           25,061           25,918
      Diluted                                             25,384           26,070           25,771           26,635

See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

(In thousands, except share data)

                                                                 Class A                      Class B
                                                               Common Stock                Common Stock          Retained
                                                           Shares        Amount         Shares        Amount     Earnings
                                                         -----------   -----------   -----------   -----------  -----------
BALANCE AT DECEMBER 30, 1996                              23,237,711   $    24,259    31,553,000   $        63  $   363,365
     Net income (39 weeks)                                                                                           57,609
     Dividends declared:
      Class A common stock                                                                                          (13,243)
      Class B common stock                                                                                           (1,853)
     Exercise of stock options                               139,281         4,707
     Repurchase of Class A common stock                   (1,332,267)       (1,475)                                 (65,319)
     Repurchase of Class B common stock                                                  (17,500)                       (99)
     Issuance of restricted stock                              7,500           419
     Amortization of restricted stock
     Common stock conversion                                  19,000                    (190,000)
     Change in net unrealized gain on
      available-for-sale securities
                                                         -----------   -----------   -----------   -----------  -----------
BALANCE AT SEPTEMBER 28, 1997                             22,071,225   $    27,910    31,345,500   $        63  $   340,460
     Net income (13 weeks)                                                                                           23,886
     Dividends declared:
      Class A common stock                                                                                           (4,623)
      Class B common stock                                                                                             (659)
     Exercise of stock options, net                           35,151         1,437
     Repurchase of Class A common stock                     (100,000)         (125)                                  (6,533)
     Repurchase of Class B common stock
     Issuance of restricted stock,
      net of cancellations                                    11,250           712
     Amortization of restricted stock
     Common stock conversion
     Change in net unrealized gain on
      available-for-sale securities
                                                         -----------   -----------   -----------   -----------  -----------
BALANCE AT DECEMBER 28, 1997                              22,017,626   $    29,934    31,345,500   $        63  $   352,531
     Net income (39 weeks)                                                                                           64,292
     Dividends declared:
      Class A common stock                                                                                          (14,409)
      Class B common stock                                                                                           (2,069)
     Exercise of stock options                               188,912         7,742
     Repurchase of Class A common stock                     (897,730)       (1,477)                                 (56,638)
     Issuance of restricted stock                              5,250           344
     Amortization of restricted stock
     Change in net unrealized gain on
      available-for-sale securities
                                                         -----------   -----------   -----------   -----------  -----------
BALANCE AT SEPTEMBER 27, 1998                             21,314,058   $    36,543    31,345,500   $        63  $   343,707
                                                         ===========   ===========   ===========   ===========  ===========

(In thousands, except share data)                                       Unrealized
                                                         Unamortized       Gain on
                                                            Value of    Available-
                                                          Restricted      for-Sale
                                                               Stock    Securities
                                                         -----------   -----------
BALANCE AT DECEMBER 30, 1996                             ($    1,627)  $     1,490
     Net income (39 weeks)
     Dividends declared:
      Class A common stock
      Class B common stock
     Exercise of stock options
     Repurchase of Class A common stock
     Repurchase of Class B common stock
     Issuance of restricted stock                               (419)
     Amortization of restricted stock                            636
     Common stock conversion
     Change in net unrealized gain on
      available-for-sale securities                                            300
                                                         -----------   -----------
BALANCE AT SEPTEMBER 28, 1997                            ($    1,410)  $     1,790
     Net income (13 weeks)
     Dividends declared:
      Class A common stock
      Class B common stock
     Exercise of stock options, net
     Repurchase of Class A common stock
     Repurchase of Class B common stock
     Issuance of restricted stock, net of cancellations         (712)
     Amortization of restricted stock                            198
     Common stock conversion
     Change in net unrealized gain on
      available-for-sale securities                                           (115)
                                                         -----------   -----------
BALANCE AT DECEMBER 28, 1997                             ($    1,924)  $     1,675
     Net income (39 weeks)
     Dividends declared:
      Class A common stock
      Class B common stock
     Exercise of stock options
     Repurchase of Class A common stock
     Issuance of restricted stock                               (344)
     Amortization of restricted stock                            849
     Change in net unrealized gain on
      available-for-sale securities                                           (345)
                                                         -----------   -----------
BALANCE AT SEPTEMBER 27, 1998                            ($    1,419)  $     1,330
                                                         ===========   ===========

See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

(In thousands)

                                                                                 39 Weeks Ended
                                                                      September 27,    September 28,
                                                                               1998             1997
                                                                          ---------        ---------
OPERATING ACTIVITIES:
     Net income                                                           $  64,292        $  57,609
     Items which did not use (provide) cash:
     Depreciation and amortization                                           34,561           32,179
     Postretirement and pension benefits                                      2,645            5,098
     Loss (gain) on disposition of assets                                       131              (74)
     Minority interest in earnings of subsidiaries                            1,937            1,975
     Equity loss (earnings) in Affiliate                                       (803)             255
     Deferred income taxes                                                     (637)           1,412
     Amortization of restricted stock awards                                    849              636
     Other                                                                     (516)             370
     Net proceeds from (purchases of) trading securities                     (1,578)           2,160
     Net change in other current assets and liabilities                      12,508           10,548
                                                                          ---------        ---------
              Net cash provided by operating activities                     113,389          112,168
                                                                          ---------        ---------
INVESTING ACTIVITIES:
     Purchases of property, plant and equipment - net                       (30,916)         (18,144)
     Net proceeds from (purchases of) available-for-sale securities          (3,143)          11,409
     Acquisitions                                                            (5,839)         (33,219)
     Other                                                                   (1,244)          (6,027)
                                                                          ---------        ---------
              Net cash used by investing activities                         (41,142)         (45,981)
                                                                          ---------        ---------
FINANCING ACTIVITIES:
     Cash dividends paid                                                    (16,478)         (14,818)
     Dividends paid to minority interest                                     (1,324)          (1,159)
     Proceeds from exercise of stock options                                  4,200            2,685
     Borrowings of short-term debt                                            5,000           34,400
     Repayments of short-term debt                                          (10,405)            (800)
     Repurchase of common stock                                             (58,115)         (66,893)
                                                                          ---------        ---------
              Net cash used by financing activities                         (77,122)         (46,585)
                                                                          ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (4,875)          19,602

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               36,924           36,149
                                                                          ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  32,049        $  55,751
                                                                          =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Issuance by subsidiary of redeemable preferred stock
      in exchange for Class A common stock of subsidiary                                   $  18,920
     Income taxes paid                                                    $  49,880           51,324
     Interest paid                                                              277              748

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

5. During 1997 the Company reduced its work force in response to circulation distribution changes, technological changes and the closure of the Phoenix afternoon newspaper. Certain employees were offered retirement benefits through a non-qualified supplemental retirement plan. This work force reduction resulted in an after tax charge of $5.5 million, or $.21 per diluted share for the nine months ended September 28, 1997.

6. In December, 1997, the Board of Directors authorized the repurchase of up to $100.0 million of the Company's Class A common stock. The shares may be purchased within the subsequent three years on the open market or in privately negotiated transactions. The Company has repurchased a total of 897,730 shares under this authorization through September 27, 1998.

7. At the annual meeting of Shareholders of the Company on May 15, 1998, the shareholders approved an increase in the number of authorized shares of Class A common stock from 75,000,000 to 150,000,000 shares and Class B common stock from 50,000,000 to 130,000,000 shares.

8. On October 23, 1998, pursuant to a September 21, 1998 agreement, the Company purchased 2,500,000 shares of its Class A common stock from the Nina Mason Pulliam Charitable Trust at $60 per share plus interest from September 16, 1998, for total consideration of $150.8 million. The Company has an exclusive option for a period of one year to purchase up to 1.5 million shares of Class A common stock or equivalents held by the Trust at $67 per share. The Company may only elect to exercise the option if the average trading price per share is at least $67 for five consecutive trading days during the one year option period. In such an event, the exercise must be made within five business days or the option will expire. In order to finance the transaction, the Company is in the process of closing a $300 million revolving credit facility arranged by First Chicago Capital Markets, Inc., a subsidiary of Bank One Corporation. The credit facility is expected to close prior to November 15, 1998. In the interim, a short-term $150 million bridge loan has been obtained. The bridge loan will mature and be repaid on the date the credit facility closes.

9. Certain prior year amounts in the financial statements have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company's principal line of business is newspaper publishing. Revenues are derived primarily from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. The Company also has an 80% interest in the Westech group of companies, which is predominantly in the jobs fair business and a 13.5% interest in Ponderay Newsprint Company, a partnership formed to own a newsprint mill in the State of Washington. The analysis of the third quarter and nine month period ended September 27, 1998 compared with comparable 1997 periods should be read in conjunction with the fiscal 1997 consolidated financial statements and the accompanying notes to the consolidated financial statements.

The Company's business tends to be somewhat seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year.

THIRD QUARTER AND NINE MONTH PERIOD ENDED SEPTEMBER 27, 1998 COMPARED WITH 1997

QUARTERLY RESULTS OF OPERATIONS

Third quarter and year-to-date diluted earnings per share for 1998 were $.85 and $2.49 for increases of 26.9% and 15.3%, respectively, over the corresponding 1997 periods. The effects of work force reduction costs ("special charges") negatively impacted earnings in the third quarter and first nine months of 1997 and, to a much lesser extent the second quarter of 1998. Excluding special charges, diluted earnings per share would have been $.85 for the third quarter of 1998 and $2.50 for the 1998 nine month period, which represented increases of 16.4% and 5.5%, respectively, versus comparable 1997 amounts.

Operating income for the third quarter and the nine months of 1998 was $36.4 million and $108.8 million, respectively, which represented increases of 19.2% and 8.4%, respectively over comparable 1997 periods. Excluding special charges, operating income increased 9.8% for the third quarter and decreased 0.7% for the nine month period, compared to 1997 periods.

Net income for the third quarter of 1998 was $21.5 million, up 22.8% from the same period of 1997. For the nine month period, net income for 1998 was $64.3 million, up 11.6% over the prior year. Excluding special charges, net income increased 13.2% for the third quarter and 1.9% for the nine month period, compared to 1997 periods. EBITDA (operating earnings before depreciation, amortization and special charges) for the comparable periods was $48.3 million for the third quarter of 1998 and $143.5 million year-to-date, representing increases of 9.8% and 1.1%, respectively, versus comparable 1997 periods.

OPERATING REVENUES

The Company's third quarter and nine month revenues rose to $181.3 million and $555.0 million for increases of 4.3% and 5.8%, respectively, when compared with the same 1997 periods.

Total advertising revenue for the three and nine month periods ended September 27, 1998 were $135.4 million and $411.9 million for increases of 4.6% and 4.1%, respectively over comparable 1997 periods. The increases in advertising revenues for the third quarter of 1998 resulted from gains in retail, national, and classified in Phoenix and Indianapolis. In both markets, the most significant increases were due to gains in the classified recruitment category.

Circulation revenues for the third quarter and year-to-date periods increased to $36.5 million and $112.4 million, respectively, for increases of 2.5% and 5.5% when compared to 1997. The third quarter increase is primarily due to a March 1998 increase in the home delivered price of the Phoenix paper. The year-to-date increase related to a distribution system change in Indianapolis which resulted in a revenue increase of $4.3 million, Phoenix circulation growth, and the home delivered price increase in Phoenix.

Other revenues for the third quarter and year-to-date were $9.4 million and $30.8 million, for increases of 6.4% and 38.1%, respectively over comparable 1997 periods. The increases for the third quarter of 1998 were due to gains in online and direct marketing programs. The year-to-date increase related to increased job fairs, online, direct marketing, and specialty publications.

The following is a summary of major market linage and circulation statistics for the third quarter and nine month periods:

(In thousands, except circulation)

                                                   Third Quarter               %                 Year-to-date                %
                                                1998           1997         Change           1998            1997          Change
                                             ----------     ----------     ----------      ----------     ----------     ----------
Full Run Linage in six column inches:(1)
  Retail                                          657.9          603.9            8.9         1,950.5        1,875.2            4.0
  National                                        113.3          114.5           (1.1)          333.4          333.8           (0.1)
  Classified                                      801.2          787.1            1.8         2,378.2        2,365.0            0.6
                                             ----------     ----------     ----------      ----------     ----------     ----------
Total                                           1,572.4        1,505.5            4.4         4,662.1        4,574.0            1.9
                                             ==========     ==========     ==========      ==========     ==========     ==========

Full Run Linage by Major Markets:
  Phoenix (1)                                     690.3          679.8            1.5         2,133.2        2,075.7            2.8
  Indianapolis                                    882.1          825.7            6.8         2,528.9        2,498.3            1.2
                                             ----------     ----------     ----------      ----------     ----------     ----------
Total                                           1,572.4        1,505.5            4.4         4,661.9        4,574.0            1.9
                                             ==========     ==========     ==========      ==========     ==========     ==========

Net Advertising Revenue                      $  135,390     $  129,431            4.6      $  411,885     $  395,790            4.1

Combined Average Daily Circulation:
  Phoenix                                       424,978        433,862           (2.1)        466,793        456,183            2.3
  Indianapolis                                  259,023        260,153           (0.4)        270,221        268,421            0.7
Sunday Circulation:
  Phoenix                                       545,360        552,142           (1.2)        582,596        579,331            0.6
  Indianapolis                                  390,449        391,894           (0.4)        390,911        392,955           (0.5)

(1) For comparability, linage statistics for the 13 weeks and 39 weeks ended September 28, 1997 excluded linage of The Phoenix Gazette, which ceased publication in January, 1997.

OPERATING EXPENSES

Compensation costs, which include fringe benefits, increased 2.6% to $60.6 million in the third quarter and 2.5% to $181.8 million for the nine month period. The year-over-year headcount decreased 2.7% due primarily to the closure of The Phoenix Gazette and the impact of a conversion from a carrier-based distribution arrangement to an agency-based distribution work force in Indianapolis. These benefits were offset by increased employee benefits, commissions and merit increases.

Newsprint and ink expense for 1998 decreased 0.2% to $25.3 million in the third quarter and increased 9.4% to $84.1 million for the nine month period. The decrease in newsprint expense for the third quarter was primarily due to a volume decrease of 1.7% related to reduced circulation in Phoenix and cost reduction measures. The year-to-date increase is primarily due to higher newsprint prices during 1998 and a volume increase of 3.4% for the nine month period over comparable 1997 periods. This volume increase was related to increased advertising linage and circulation gains. The Company anticipates that newsprint expense comparisons may show modest increases during the fourth quarter of 1998.

Other operating costs rose 3.8% to $47.1 million for the third quarter and 13.4% to $145.6 million for the nine month period. Significant items contributing to these increases in the third quarter versus the same 1997 period included outside printing costs from new publications and inserts, distribution costs related to increased data marketing volume and increased job fair costs. The year-to-date increase included costs related to the circulation delivery system changes in Indianapolis (which did not contribute to the third quarter cost but increased year-to-date expense by $6.3 million), costs associated with outside printing of inserts and special publications, promotional/marketing programs in both major markets, increased Arizona Republic delivery costs, and expenses related to the job fair business.

Depreciation and amortization expense for the third quarter and the year-to-date was $11.8 million and $34.6 million, compared with $10.8 million and $32.2 million in 1997. The expense increases were primarily a result of information technology projects in Phoenix and pagination and remodeling projects in Indianapolis.

The Company recorded work force reduction costs of $2.6 million in the third quarter of 1997 and $9.4 million for the nine months ended September 28, 1997. Of this amount, approximately $4.2 million resulted from closure of The Phoenix Gazette where approximately 85 positions were eliminated. The balance of the charge related to the composing room work force reduction of 30 individuals in the third quarter and the conversion from the carrier-based work force to an agent based circulation arrangement, both in Indianapolis.

NON-OPERATING ITEMS AND EQUITY IN AFFILIATE

Other non-operating income (primarily investment income) increased 3.7% in the third quarter and 6.5% year-to-date primarily due to an increase in investable cash. Other non-operating expenses decreased in the third quarter and year-to-date due to a reduction in interest expense from 1997.

Equity in Affiliate recorded gains in the third quarter and the nine month period due to an increase in newsprint selling prices being realized by Ponderay Newsprint Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is net cash provided by operating activities. Net cash provided by operating activities for the first nine months of 1998 and 1997 was $113.4 million and $112.2 million, respectively. The principal uses of cash in the first nine months of 1998 were the repurchase of Class A common stock, capital expenditures, the payment of dividends, and repayment of the $10 million short-term bank line of credit. The corresponding 1997 period included the $33.2 million paid for the acquisition of an 80% interest in the Westech group of companies and $66.9 million paid to repurchase the Company's common stock. At the end of the nine month period, the Company's available cash and short-term investments totaled $44.9 million, a decrease of $3.6 million from the balance at the end of 1997. Working capital (exclusive of cash) for the same period decreased $7.6 million to $30.3 million.

Total capital expenditures for the nine months of 1998 were $30.9 million compared to $18.1 million for the comparable 1997 period. The Company plans approximately $34 million of capital expenditures in 1998. As of September 27, 1998, there were no significant formal commitments related to future capital expenditures.

In December 1997, the Company announced that its Board of Directors had authorized the repurchase of up to $100 million of its Class A common stock on the open market or in privately negotiated transactions over a three year time period. During the nine months ended September 27, 1998, the Company repurchased 897,730 shares at a total cost of $58.1 million.

The Company has arranged two unsecured, uncommitted credit facilities which can provide up to $80 million in short-term financing for general corporate purposes. At September 27, 1998, the Company had $5 million outstanding under such facilities.

On October 23, 1998, pursuant to a September 21, 1998 agreement, the Company purchased 2,500,000 shares of its Class A common stock from the Nina Mason Pulliam Charitable Trust at $60 per share plus interest from September 16, 1998, for total consideration of $150.8 million. The Company has an exclusive option for a period of one year to purchase up to 1.5 million shares of Class A common stock or equivalents held by the Trust at $67 per share. The Company may only elect to exercise the option if the average trading price per share is at least $67 for five consecutive trading days during the one year option period. In such an event, the exercise must be made within five business days or the option will expire. In order to finance the transaction, the Company is in the process of closing a $300 million revolving credit facility arranged by First Chicago Capital Markets, Inc., a subsidiary of Bank One Corporation. The credit facility is expected to close prior to November 15, 1998. In the interim, a short-term $150 million bridge loan has been obtained. The bridge loan will mature and be repaid on the date the credit facility closes.

At the Board of Directors meeting of the Company, on September 8, 1998, the board approved a 14% increase in its cash dividend to a new annual rate of $0.96 per share on its Class A common stock and $0.96 on its Class B common stock. Dividends of $0.24 per share on the Class A common stock and $0.24 on the Class B common stock were declared during the quarter and paid October 9, 1998. Total Class A and B dividends paid during the nine month period of 1998 were $16.5 million.

The Company has demonstrated a consistent ability to generate net cash flow from operations. Management believes that existing cash and investments, net cash flows from operations and available bank credit resources are sufficient to enable the Company to maintain its current level of operations. Financing for future investing opportunities is expected to come from a combination of existing cash, new and existing debt facilities and/or the use of equity.

YEAR 2000 UPDATE

State of Readiness

The Central Newspapers, Inc. Year 2000 project is on schedule to meet its objectives. The Company has developed a comprehensive program to identify, evaluate, test, upgrade or replace each of its computer and non-computer based systems in connection with Year 2000 readiness. The Company has devoted significant resources to the program including the development of a Year 2000 project team which reports to senior management on a regular basis and the construction of a test environment dedicated to the Year 2000 testing process. The Chief Information Officer reports progress at every regularly scheduled Board of Directors meeting.

The Company has been actively implementing new systems and technology since 1995 for reasons unrelated to the year 2000, and these actions have resulted in a number of major information technology systems becoming year 2000 compliant.

The Company has completed its discovery phase of the program and has performed several review audits to ensure that all susceptible systems have been identified, including client server, desktop and all other systems with embedded computer chips. All desktop systems, application software and servers have been updated to a compliant level and all database modules are in the process of being upgraded. All other susceptible systems are in the remediation and testing phase and the Company anticipates that testing will have been completed or initiated for all significant systems by the end of 1998.

The Company has requested letters of compliance from each of its vendors and, wherever possible, works with its vendors in determining an appropriate testing and compliance process. This process is scheduled for completion by year-end 1998. During early 1999, the Company anticipates using a third party auditor to review the project. In addition, certain employees have attended a number of Year 2000 training programs and outside consultants have been hired where necessary.

Costs

Total costs associated with the Year 2000 project are estimated at approximately $8.5 million, of which approximately $6.5 million will be incurred through fiscal 1998 with the remainder incurred during 1999.

Risks

Despite the efforts described above, the Company could potentially experience a disruption in its operations as a result of potential non-compliance of certain vendors, financial institutions, governmental agencies or other third-parties or external systems. Such disruptions could potentially affect various aspects of business operations including, but not limited to, the timeliness and content of certain newspapers or online products. At this time, the Company is unable to determine whether the consequences of any year 2000 non-compliance would have a material impact on the Company's results of operations, liquidity or financial condition.

Contingency Plans

In an effort to minimize any disruption, the Company is in the process of creating a comprehensive contingency plan to address potential Year 2000 scenarios. Such plans include maintaining an inventory of critical supplies such as newsprint, ink and other consumables for at least a 30-45 day production cycle as well as creating a smaller product designed to maximize advertising content.

OUTLOOK FOR THE REMAINDER OF 1998

The Company foresees continued growth in advertising revenues for the remainder of 1998, but at a rate slightly less than that experienced during the first nine months of 1998. Circulation revenue is also expected to increase modestly in the fourth quarter of 1998 when compared with the similar period in 1997 due to projected circulation gains and subscription price increases in Phoenix. Non-newsprint operating expenses are expected to increase at a rate comparable with revenue growth. The cost of newsprint, the second largest expense item, is expected to increase in the fourth quarter of 1998. Nonetheless, the Company still expects earnings per share to increase for the full year 1998.

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

* an unexpected rise in interest rates affecting the company's borrowing costs

                                     PART II

                            CENTRAL NEWSPAPERS, INC.

Item 1. Legal Proceedings -- None

Item 2. Changes in Securities -- None

Item 3. Default Upon Senior Securities -- None

Item 4. Submission of Matters to a Vote of Security Holders -- None

Item 5. Other Information -- None

Item 6. Exhibits and Reports on Form 8-K

         a) Exhibits

                  Exhibit 10 - a) Stock Purchase Agreement with the Nina Mason
                                  Pulliam Charitable Trust.
                               b) Standstill and Option Agreement with the Nina
                                  Mason Pulliam Charitable Trust.

                  Exhibit 15 - Letter from PricewaterhouseCoopers LLP with
                               respect to unaudited interim financial
                               information.

                  Exhibit 27 - Selected financial data.

         b) The Company filed a report on Form 8-K on October 9, 1998 related to the purchase of 2,500,000 shares of its Class A common stock from the Nina Mason Pulliam Charitable Trust.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CENTRAL NEWSPAPERS, INC.

Dated: November 2, 1998     By: /s/ Louis A. Weil, III
                                ------------------------------------------------
                                Louis A. Weil, III
                                President and Chief Executive Officer

                            By: /s/ Thomas K. MacGillivray
                                ------------------------------------------------
                                Thomas K. MacGillivray
                                Vice President and Chief Financial Officer