Form 10-K405
period 1998-12-27
CENTRAL NEWSPAPERS INC
filed 1999-03-19
CIK 854094

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 1-10333

                            CENTRAL NEWSPAPERS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          INDIANA                                          35-0220660
              (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

         200 E. VAN BUREN STREET, PHOENIX, ARIZONA                           85004
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                 (602) 444-1100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   CLASS A COMMON STOCK, WITHOUT PAR VALUE                NEW YORK STOCK EXCHANGE
               (TITLE OF CLASS)                 (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates on March 1, 1999, based on the closing price for the Company's Class A Common Stock on the New York Stock Exchange on such date, and assuming the conversion of all outstanding shares of Class B Common Stock into shares of Class A Common Stock at a ratio of one-tenth (.10) of a share of Class A Common Stock for each share of Class B Common Stock: approximately $814,730,000. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included as shares owned by affiliates, the shares of Class A Common Stock and Class B Common Stock beneficially owned by officers and directors of the Registrant and by holders of 10% or more of either class. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

     Shares outstanding at March 1, 1999:
          Class A Common Stock -- 34,469,930 shares
          Class B Common Stock -- 62,666,000 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our 1998 Annual Report to Shareholders (incorporated in Part II to the extent provided in items 5, 6, 7 and 8 of this Form 10-K) and the definitive Proxy Statement for our 1999 Annual Meeting of Shareholders (to be held May 11, 1999) (incorporated in part III to the extent provided in items 10, 11, 12 and 13).
                            Exhibit Index on page 13
                               Page 1 of 19 Pages
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I......................................................    3
    Item 1.  Business.......................................    3
    Item 2.  Properties.....................................   10
    Item 3.  Legal Proceedings..............................   11
    Item 4.  Submission of Matters to a Vote of Security
             Holders........................................   11

PART II.....................................................   11
    Item 5.  Markets for Registrant's Common Equity and
     Related Stockholder Matters............................   11
    Item 6.  Selected Financial Data........................   11
    Item 7.  Management's Discussion and Analysis of Results
             of Operations and
              Financial Condition...........................   11
    Item 8.  Financial Statements and Supplemental Data.....   12
    Item 9.  Changes in and Disagreements with Accountants
             on Accounting and
              Financial Disclosure..........................   12

PART III....................................................   12
   Item 10.  Our Directors and Executive Officers...........   12
   Item 11.  Executive Compensation.........................   12
   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management.................................   12
   Item 13.  Certain Relationships and Related
             Transactions...................................   12

PART IV.....................................................   12
   Item 14.  Exhibits, Financial Schedule and Reports on
     Form 8-K...............................................   12
              (a) List of Documents Included in this
     Report.................................................   12
              (b) Reports on Form 8-K.......................   15

SIGNATURES..................................................   16
Report of Independent Accountants on Financial Statement
  Schedule..................................................   17
Independent Auditor's Report on Financial Schedule..........   18
Schedule II Valuation Account...............................   19

                                     PART I

ITEM 1.  BUSINESS.

     We publish the following newspapers which had average circulation as set forth below for the fiscal year ended December 27, 1998:

     - The Arizona Republic, average daily circulation of 467,276.

     - The Indianapolis Star, average daily circulation of 232,266.

     - The Indianapolis News, a daily afternoon newspaper, average daily circulation of 35,719.

     - The Alexandria Daily Town Talk, serving Rapides Parish, Louisiana and its outlying areas, average circulation of 37,742 daily and 44,131 Sunday.

     - The Star Press, in Muncie, Indiana, average circulation of 36,058 daily and 39,958 Sunday.

     - The Vincennes Sun-Commercial, in Vincennes, Indiana, average circulation of 12,323 daily and 14,286 Sunday.

     - The Daily Ledger, average daily circulation of 11,800.

     - nine controlled circulation newspapers which are home-delivered and free to readers serving the northern suburbs of Indianapolis, average weekly circulation of 107,000.

     We own an 80% interest in the Santa Clara, California-based Westech companies which consist of:

     - Westech ExpoCorp., an organizer of job fairs for the high tech industry;

     - High Technology Careers, publisher of High Technology Careers Magazine;

     - Virtual Job Fair (http://www.vjf.com), an internet-based resume posting and research service; and

     - JobsAmerica, an organizer of job fairs for service industry positions.

     We also own an 89% interest in Homebuyer's Fair, Inc., which provides Internet services and information for people who are moving and corporations that are relocating their employees, as well as information regarding schools across the nation. We also own 100% of Carantin & Co., Inc., a direct marketing services company, a minority interest in a newsprint mill in the State of Washington and a commercial printer.

     We seek to maintain our position as both the primary source of news and information for our readers as well as the most effective way for advertisers to reach their target markets. To this end, we manage our newspapers with a commitment to the highest standards of product quality and journalistic excellence. For example, The Arizona Republic was the first major daily newspaper in the country to have its pages fully composed by computer generation, enabling us to deliver higher quality products. Since 1990, our newspapers have won Pulitzer prizes for investigative reporting and political cartooning, as well as numerous other awards from industry organizations such as the American Association of Sunday and Feature Editors, the Society for Newspaper Design and the National Press Photographers' Association, among others.

     The following is a list of Internet addresses for CNI and its subsidiaries:

     - Alexandria Newspapers, which includes The Alexandria Daily Town Talk, McCormick Graphics and Press Works: http://www.thetowntalk.com.

     - Carantin & Co., Inc.: http://www.carantin.com.

     - Career Services, Inc., which includes Westech ExpoCorp., JobsAmerica and High Technology Careers Magazine: http://www.vjf.com.

     - Central Newspapers, Inc.: http://www.centralnews.com.

     - Homebuyer's Fair, Inc.: http://www.homefair.com and http://www.theschoolreport.com.

     - Indianapolis Newspapers, which includes The Indianapolis Star and The Indianapolis News: http://www.starnews.com.

     - Muncie Newspapers, which includes The Muncie Star Press and The Advertiser Group: http://www.thestarpress.com.

     - Phoenix Newspapers, which includes The Arizona Republic and The Arizona Business Gazette: http://www.azcentral.com.

                              THE ARIZONA REPUBLIC

     In Phoenix, we currently publish The Arizona Republic, one of the fastest growing major daily morning newspapers in the United States, together with The Arizona Business Gazette, a weekly newspaper. We originally acquired a 30% interest in The Arizona Republic and The Phoenix Gazette in 1946. We have owned 100% of these newspapers since 1977. On January 18, 1997, we stopped publishing The Phoenix Gazette. We were able to convert approximately 85% of the subscribers of The Phoenix Gazette to The Arizona Republic.

CIRCULATION

     Approximately 87% of the daily and 73% of the Sunday circulation of The Arizona Republic was home delivered as of December 27, 1998, with the remainder being single copy sales. The circulation level of The Arizona Republic is seasonal due to the large number of part-year residents in the Phoenix area. Typically, circulation for The Arizona Republic achieves its highest levels in February and March and decreases during the late spring and summer months. During 1997, the seasonal variation was approximately 100,475 daily and 103,434 Sunday. The following table shows the average paid daily circulation for The Arizona Republic and The Phoenix Gazette for the periods shown. The figures for fiscal years ended 1996 and 1997 are based upon reports issued by the ABC, an independent agency that audits the circulation of daily and Sunday newspapers, and include circulation outside the Phoenix metropolitan statistical area ("MSA"). The figures for the fiscal year ended December 27, 1998 are based upon our records. Net circulation revenue for the periods shown is based upon our records.

                                                                     FISCAL YEAR ENDED
                                                        --------------------------------------------
                                                        DECEMBER 29,    DECEMBER 28,    DECEMBER 27,
                                                            1996          1997(1)           1998
                                                        ------------    ------------    ------------
The Arizona Republic (Sunday).........................     583,162         583,068         585,890
The Arizona Republic (Daily)..........................     406,725         460,406         467,276
The Phoenix Gazette (Daily)...........................      48,406              --              --
Net circulation revenue (in thousands)................    $ 87,790        $ 86,800        $ 90,170

---------------
(1) Combined daily circulation includes The Arizona Republic and The Phoenix Gazette, and net circulation revenue includes The Phoenix Gazette, through January 18, 1997, the last day of its publication.

     The Arizona Business Gazette contains business news and legal notices relating to the Phoenix metropolitan area. The average paid circulation of The Arizona Business Gazette was 10,491, 10,561 and 7,348 for 1996, 1997 and 1998, respectively. The home-delivered pricing structure for seven day subscriptions is based on length of subscription. The home-delivered price for The Arizona Republic (seven days) in the Phoenix MSA, ranges from $3.25 per week for a fifty-two week subscription to $3.80 per week for an eight-week subscription. There is also a four-week direct bank debit option of $3.25 per week. The home-delivered price for The Arizona Republic (six days) is $2.50 per week for all subscription terms. A weekend package comprising the Sunday paper and the Friday and Saturday edition is offered at $3.00 per week. The single copy price of the morning paper is $0.50 and $2.00 for the Sunday paper.

ADVERTISING

     The newspapers generate revenue from two primary types of advertisements, "run-of-paper," which are printed in the body of the newspaper, and "preprinted," which are furnished by the advertiser and inserted into the newspaper. We derive the majority of our advertising revenue for our Arizona newspapers from run-of-paper advertisements. However, like other major newspapers, The Arizona Republic has experienced an increase in advertisers' use of preprinted advertisements in recent years. Because preprinted advertisements are furnished by the advertisers and can be distributed by alternate means, revenues and profits from preprinted advertisements are generally lower than those from run-of-paper advertisements. To encourage use of run-of-paper advertisements, we structure our advertising rates to provide more favorable rates to high volume and frequent run-of-paper advertisers.

     We also structure our advertising format to accommodate the numerous communities that comprise the Phoenix metropolitan area. The Arizona Republic publishes "Community" sections that are inserted in up to twelve zoned editions on certain days of the week. Zoned editions, which include news stories and advertisements targeted to specific communities or geographic areas, provide an important means of competing with news coverage of local newspapers and thereby promote circulation. Other part-run sections are also provided to accommodate the needs of advertisers for more targeted distribution.

     The combined run-of-paper advertising linage for our Arizona newspapers for the periods shown and the combined advertising revenues of the newspapers for such periods are set forth in the following table:

                                                                    FISCAL YEAR ENDED(1)
                                                        --------------------------------------------
                                                        DECEMBER 29,    DECEMBER 28,    DECEMBER 27,
                                                            1996            1997            1998
                                                        ------------    ------------    ------------
Advertising linage -- run-of-paper (in thousands of
  six column inches):
Full-run..............................................       2,669           2,829           2,904
Part-run..............................................       1,091           1,182           1,322
Weekly................................................         243             242             185
Net advertising revenue (in thousands)................    $302,294        $333,583        $351,681

---------------
(1) Linage statistics for 1996, 1997 and 1998 excludes linage of The Phoenix Gazette, which ceased publication in January 1997. Net advertising revenue includes The Phoenix Gazette.

DISTRIBUTION

     We distribute The Arizona Republic primarily by home delivery through a network of independent contractors. We have implemented a centralized billing system that removes the responsibility for billing and collection from the independent contractors. Newspapers are distributed to the independent contractor network by an outside company which has been under contract for over forty years.

PRODUCTION

     The Arizona Republic's editing and composing functions are performed primarily at its facility in downtown Phoenix. The Arizona Republic was the first major daily newspaper in the country to have its pages fully composed by computer generation, enabling us to produce a higher quality product. Electronic pagination allows entire pages of the newspaper to be formatted at a computer terminal. Composed pages are electronically transmitted from the newspaper's downtown facility to its two satellite production facilities.

     The Arizona Republic's two satellite production facilities are located in Deer Valley, which is north of downtown Phoenix, and in Mesa, Arizona. The Deer Valley facility includes four offset presses and related production equipment, as well as circulation, advertising and editorial offices. This facility began production during the first quarter of 1992 with full operation commencing in the third quarter of 1992. The Mesa facility began operation in 1982 and has been subsequently expanded and upgraded. It has three offset presses and related production equipment. We own an additional undeveloped site in western Maricopa County for a possible satellite production facility to meet future growth.

                            INDIANAPOLIS NEWSPAPERS

     In Indianapolis, our primary newspapers are The Indianapolis Star (mornings and Sunday) and The Indianapolis News (evenings). We formed Indianapolis Newspapers, a division of Indiana Newspapers, Inc. ("INI") in 1948, through which we currently publish The Indianapolis Star and The Indianapolis News. At the end of 1996, we owned 90.2% of the voting equity of INI and had the right to elect INI's Board of Directors. On January 3, 1997, we acquired the remaining voting equity of INI.

CIRCULATION

     Approximately 81% of the daily and 78% of the Sunday circulation of The Indianapolis Star and 78% of the daily circulation of The Indianapolis News was home-delivered as of December 27, 1998, with the remainder being single copy sales.

     The following table shows the average paid daily circulation for The Indianapolis Star and The Indianapolis News for the last three fiscal years. The figures for 1996 and 1997 are based upon reports issued by the ABC and include circulation outside the Indianapolis metropolitan statistical area. The figures for the fiscal year ended December 27, 1998 are based upon our records. Net circulation revenue is based upon our records.

                                                                     FISCAL YEAR ENDED
                                                        --------------------------------------------
                                                        DECEMBER 29,    DECEMBER 28,    DECEMBER 27,
                                                            1996            1997            1998
                                                        ------------    ------------    ------------
The Indianapolis Star (Sunday)........................     402,884         391,820         390,479
The Indianapolis Star (Daily).........................     230,932         228,421         232,266
The Indianapolis News (Daily).........................      54,423          41,165          35,719
Net circulation revenue (in thousands)................    $ 37,205        $ 46,444        $ 50,020

     The home-delivered price for The Indianapolis Star (seven days) in the Indianapolis metropolitan statistical area ranges from $3.60 to $3.80 per week based on the subscription term and type. The home-delivered price for The Indianapolis News (six days) ranges from $1.80 to $1.98 per week. The single copy price is $0.50 for each daily paper. The home-delivered price of the Sunday newspaper is $1.80, and the single copy price is $1.75.

ADVERTISING

     As is the case for the Arizona newspapers, our Indianapolis newspapers derive the majority of their advertising revenues from run-of-paper advertisements. The Indianapolis Star and The Indianapolis News have also experienced an increase in advertisers' use of preprinted advertisements in recent years. To encourage use of run-of-paper advertisements, we structure our advertising rates to provide more favorable rates to high volume and frequent run-of-paper advertisers. The combined run-of-paper advertising linage for The Indianapolis Star and The Indianapolis News for the past three fiscal years and the combined advertising revenue of the newspapers for such periods are set forth in the following table:

                                                             FISCAL YEAR ENDED
                                                --------------------------------------------
                                                DECEMBER 29,    DECEMBER 28,    DECEMBER 27,
                                                    1996            1997            1998
                                                ------------    ------------    ------------
Advertising linage -- run-of paper (in
  thousands of six column inches):
Full-run......................................       2,982           3,422           3,476
Net advertising revenue (in thousands)........    $149,658        $167,212        $170,946

DISTRIBUTION

     Through 1996, we distributed The Indianapolis Star and The Indianapolis News primarily by home delivery through a network of approximately 3,200 carriers. Carriers are independent contractors who purchase newspapers from us and resell them at a markup to their customers.

     In 1997, our Indianapolis newspapers converted from a carrier-based delivery system to an agency-based distribution system for the Indianapolis metropolitan area and its eight surrounding counties. We replaced approximately 1,350 carriers with 79 independent delivery agents, who are paid on a commission basis.

     In 1998, we converted the home-delivered system in the State area of Indiana to an agency-based distribution system. We replaced approximately 250 carriers with 14 delivery agents, who are paid on a commission basis. We believe the conversions have:

     - allowed for uniform pricing;

     - resulted in higher levels of customer satisfaction; and

     - helped facilitate the creation of customer data bases.

We have implemented a centralized billing system that removes the responsibility for billing and collection from the agents.

PRODUCTION

     The Indianapolis Star and The Indianapolis News merged their editorial news staffs in 1995 and share production and distribution facilities. All editorial and production functions are handled from our facility in downtown Indianapolis, which is equipped with six offset presses and related production and distribution equipment.

     The Indianapolis Star and The Indianapolis News have recently implemented several formatting changes to promote greater standardization and customization. The weather, editorial and obituary sections are now anchored daily on the same pages, and there are weekday stand-alone classified and automotive sections, as well as a four-page daily "Metro" section with local coverage for each of the major metropolitan distribution areas.

                               SMALLER NEWSPAPERS

     In March 1996, we purchased 100% of the outstanding common stock of McCormick & Company, Inc., now Alexandria Newspapers, Inc., the parent company of The Alexandria Daily Town Talk newspaper and McCormick Graphics, Inc., a commercial printing subsidiary. The Alexandria Daily Town Talk serves Rapides Parish in Central Louisiana and the outlying areas within a 50 mile radius, with a population base of approximately 282,000. For the fiscal year ended December 27, 1998, the average paid circulation of The Alexandria Daily Town Talk was 37,742 daily and 44,131 Sunday.

     We also publish The Star Press (mornings and Sundays) in Muncie,
Indiana -- we formerly published two newspapers in the Muncie market, The Muncie Star and The Muncie Evening Press, but merged the two newspapers into The Star Press in May 1996 to improve product quality and cost efficiency. The Star Press serves Muncie and east central Indiana, which has a population base of just over 370,000. For the fiscal year ended December 27, 1998, the average paid circulation of The Star Press was 36,058 daily and 39,958 Sunday.

     We publish The Daily Ledger (which for 1998 had an average daily circulation of 11,800) and nine controlled circulation newspapers (which for 1998 had an average weekly circulation of 107,000) that serve the northern suburbs of Indianapolis, the fastest growing area of metropolitan Indianapolis.

     We publish The Vincennes Sun-Commercial, a daily newspaper that serves the city of Vincennes, Indiana, with a population of approximately 24,700. For the fiscal year ended December 27, 1998, the average paid circulation of The Vincennes Sun-Commercial was 12,323 (five days) and 14,286 Sunday.

     The revenues earned by these smaller publications represented approximately 7.0%, 6.0% and 6.0% in 1996, 1997 and 1998, respectively, of our total revenues.

                                    WESTECH

     In February 1997, we acquired an 80% interest in the Santa Clara, California-based Westech companies. Westech consists of Westech ExpoCorp, which organizes job fairs for the high tech industry; High Technology Careers, which publishes High Technology Careers Magazine and Virtual Job Fair
(http://www.vjf.com), an internet-based resume posting and research service; and JobsAmerica, which organizes job fairs for service industry positions.

     Westech has enjoyed rapid growth in recent years and had approximately $32.2 million of revenue in 1998. Operating margins in this business have historically been higher than those associated with the newspaper publishing industry.

     We believe that the acquisition of Westech is a strategic extension of our business of matching employers and employees. A substantial portion of our revenues are derived from recruitment advertising and, historically, recruitment advertising has been the most important means for employers to find qualified employees and for job seekers to find employment. We believe that:

     - recruitment classified advertising will continue to be an important avenue for job placement in the future;

     - an increasing number of placements will be made using the Internet and job fairs; and

     - the acquisition of Westech should ensure that we are well positioned to provide career services information to employers and employees through a variety of cost-effective channels.

     Westech operates predominantly in the western half of the United States.

                                HOMEBUYER'S FAIR

     In October, 1997, we purchased an 80% interest in Homebuyer's Fair, Inc. Homebuyer's Fair is a Phoenix-based Internet company, which provides services and information for people who are moving and for corporations that are relocating their employees. We considered this acquisition to be a strategic extension of our print classified advertising business. In September, 1998, we enhanced this line extension by acquiring National School Reporting Services, Inc., a leading provider of information about schools and school systems across the nation. This school information is important to a large percentage of people going through the relocation process.

                              CARANTIN & CO., INC.

     In December, 1998, we acquired Carantin & Co., Inc., a Phoenix-based company that provides direct mail and other direct marketing support services to its clients. This acquisition will enhance the direct marketing and database marketing capabilities of CNI.

                              CLASSIFIED VENTURES

     We own a 3% interest in Classified Ventures, an independent company owned by a consortium of newspaper companies whose mission is to be the preeminent online national classified service in the automotive, apartments and new homes classified categories. Classified Ventures utilizes both national sales personnel and sales representatives from our newspapers to sell advertising and services. Investment in this business fits with our strategy of new business development and protection of our classified business.

                  RAW MATERIALS -- PONDERAY NEWSPRINT COMPANY

     We consumed approximately 182,000 metric tons of newsprint in fiscal year 1998 and expect that consumption will increase in 1999 due primarily to anticipated linage gains. We currently obtain newsprint from a number of suppliers, both foreign and domestic, under long-term contracts, standard in the industry, which offer dependable sources of newsprint at current market rates.

     To provide us with an additional source of newsprint for a portion of our needs, we joined with four other newspaper publishing companies and a major newsprint manufacturer in forming a general partnership, Ponderay Newsprint Company ("Ponderay"), to own and operate a newsprint mill in Usk, Washington. The mill began operations in December 1989. We are required to purchase on an annual basis the lesser of 13.5% of Ponderay's newsprint production or 28,400 metric tons on a "take if tendered" basis until the related debt recorded by Ponderay is repaid.

                                  COMPETITION

     We face competition for advertising revenue from television, radio, the Internet and direct mail programs, as well as competition for advertising and circulation from suburban neighborhood and national newspapers and other publications. Competition for advertising is based upon:

     - circulation levels;

     - readership demographics;

     - advertising rates; and

     - advertiser results.

     Competition for circulation is generally based upon:

     - content;

     - journalistic quality; and

     - the price of the newspaper.

     In Phoenix, several suburban newspapers owned by major media corporations operate in cities that are part of the Phoenix metropolitan area and compete with The Arizona Republic for advertising and circulation. The most significant of these competitors is Thomson Corporation, which owns five daily newspapers in the East Valley region. These newspapers had a combined paid daily circulation of 93,407, compared to 186,003 for The Arizona Republic in this region in 1997, the period for which the latest ABC audit figures are available. In 1997, The Arizona Republic introduced four new "Community" sections to maintain its position as the leading source of news and information in this region. In Indianapolis, our newspapers do not experience significant direct competition from suburban newspapers.

                               EMPLOYEES -- LABOR

     As of December 27, 1998, we had approximately 4,984 employees (including 1,105 part-time employees), 35% of whom were covered by a total of 23 collective bargaining agreements. Given the large number of collective bargaining agreements, we are frequently involved in labor negotiations. As of March 8, 1999, we were involved in ongoing negotiations with respect to four different bargaining agreements, involving approximately 330 employees engaged in various trades at our facilities. No assurance can be given as to the outcome of these negotiations or as to their impact on us. We have never had a significant strike or work stoppage at our operations and we consider our labor relationships with our employees to be satisfactory.

OUR EXECUTIVE OFFICERS

     Our executive officers are:

NAME                                   AGE                          POSITIONS
----                                   ---                          ---------
Louis A. Weil, III...................  58     Chairman, President, and Chief Executive Officer
Thomas K. MacGillivray...............  38     Vice President and Chief Financial Officer
Eric S. Tooker.......................  37     Vice President, General Counsel, and Secretary
Dale A. Duncan.......................  44     Publisher, President, and General Manager of
                                              Indianapolis Newspapers
John F. Oppedahl.....................  54     Publisher and Chief Executive Officer of Phoenix
                                              Newspapers, Inc.

     Louis A. Weil, III has been Chairman of the Board of Directors since December 31, 1998 and President and Chief Executive Officer since January 1996. He served as Publisher and Chief Executive Officer of The Arizona Republic and The Phoenix Gazette and Executive Vice President of Phoenix Newspapers, Inc. between July 1991 and January 1996. Mr. Weil served as Publisher of Time from May 1989 to July 1991 and President and Publisher of The Detroit News from May 1987 to May 1989. Mr. Weil serves as an independent director of Prudential's Domestic Equity, Domestic Fixed Income, Global Fixed Income and Municipal Bond mutual funds. He has been a Director since 1991.

     Thomas K. MacGillivray has been Vice President since April 1997 and Chief Financial Officer since January 1996. Previously, he was Director of Investments from April 1993 to December 1995. He was Vice President and Equity Portfolio Manager for Sovran Capital Management from January 1989 until March 1993.

     Eric S. Tooker has been Vice President since April 1997 and General Counsel and Secretary since June 1996. From November 1989 through May 1996, he was Associate General Counsel at Conseco, Inc.

     Dale A. Duncan has been Publisher since January 1999, and President and General Manager of Indianapolis Newspapers since January 1998. From 1995 until assuming his current positions, Mr. Duncan was Vice President, ABC Publishing Group, where he directed the operations of The Oakland Press, Pontiac, MI; The Belleville News-Democrat, Illinois; and the Times Leader, Wilkes-Barre, PA. Mr. Duncan also served as President and Publisher of the Oakland Press from 1995 to 1997 and was President and Publisher of the Times Leader from 1986 to 1994.

     John F. Oppedahl has been Publisher and Chief Executive Officer of Phoenix Newspapers, Inc. since January 1996. Previously, he was Executive Editor of Phoenix Newspapers, Inc. from 1993 to January 1996 and Managing Editor of The Arizona Republic from 1989 to 1993.

     Each executive officer will serve as such until his successor is chosen and qualified. No family relationships exist among executive officers.

ITEM 2.  PROPERTIES.

     Our corporate headquarters are located at 200 East Van Buren Street, Phoenix, Arizona, 85004. The general character, location and approximate size of the principal physical properties we owned at the end of fiscal year 1998 are set forth below. In addition to those properties listed, we own employee recreational facilities and other real estate aggregating approximately 130 acres.

                                                                APPROXIMATE AREA
                                                                 IN SQUARE FEET
PRINTING PLANTS, BUSINESS AND                                 --------------------
EDITORIAL OFFICES AND WAREHOUSE SPACE                           OWNED      LEASED
-------------------------------------                         ---------    -------
Chandler, Arizona...........................................         --     10,000
Mesa, Arizona...............................................    160,815     21,000
Phoenix, Arizona............................................  1,017,076    146,709
Scottsdale, Arizona.........................................         --        750
Santa Clara, California.....................................         --     15,357
Stamford, Connecticut.......................................         --      5,450
Fishers, Indiana............................................     40,000         --
Greenwood, Indiana..........................................         --      1,650
Indianapolis, Indiana.......................................    749,822     88,300
Muncie, Indiana.............................................     67,658         --
Vincennes, Indiana..........................................     19,350         --
Alexandria, Louisiana.......................................    112,798         --
Concord, New Hampshire......................................         --      1,345

     We believe that our current facilities are adequate to meet our present needs.

ITEM 3.  LEGAL PROCEEDINGS.

     We become involved from time to time in various claims and lawsuits in the ordinary course of our business that are incidental to our business. These claims include libel and invasion of privacy actions and involve from time to time various governmental and administrative proceedings. We believe that the outcome of any pending claims or proceedings will not have a significant adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders during the quarter ended December 27, 1998 through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the caption "Shareholder Information" on page 43 of our 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information set forth under the caption "Ten-Year Financial Highlights" on page 40 of our 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" beginning on page 23 of our 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     Our Consolidated Financial Statements and the Notes, together with PricewaterhouseCoopers LLP's report on the financial statements dated January 29, 1999 appearing on page 27 of our 1998 Annual Report to Shareholders, and the information contained under the heading "Quarterly Financial Information (unaudited)" on page 42 of our 1998 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We filed a report on Form 8-K on March 12, 1997 announcing that our Board of Directors recommended to shareholders the appointment of Price Waterhouse LLP (now PricewaterhouseCoopers LLP) to examine financial statements for the fiscal year ending December 28, 1997. This recommendation was ratified by the shareholders at the annual meeting held on April 24, 1997. PricewaterhouseCoopers LLP replaced Olive LLP which acted as our independent public accountant for prior fiscal years. We had no disagreements on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with Olive LLP.

     There were no disagreements with accountants on accounting and financial disclosure in the fiscal year ended December 27, 1998.

                                    PART III

ITEM 10.  OUR DIRECTORS AND EXECUTIVE OFFICERS.

     Incorporated herein by reference is the information set forth under the captions "Election of Directors," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of our Proxy Statement for the 1999 Annual Meeting of Shareholders. See Part I, Item 1 of this report for information regarding our executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated herein by reference is the information set forth under the caption "Compensation of Named Executive Officers" of our Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference is the information set forth under the captions "Beneficial Security Ownership of Directors, Nominees, and Executive Officers" and "Beneficial Owners of 5% or More of Our Common Stock" of our Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference is the information set forth under the caption "Transactions With Certain Related Persons" of our Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULE AND REPORTS ON FORM 8-K.

(a) LIST OF DOCUMENTS INCLUDED IN THIS REPORT.

     1.  Financial Statements.

     The following financial statements are incorporated into this report by reference to our 1998 Annual Report to Shareholders:

     (i) Report of Independent Accountants

     (ii) Consolidated Statement of Income for each of the three fiscal years in the period ended December 27, 1998

     (iii) Consolidated Statement of Financial Position as of December 27, 1998 and December 28, 1997

     (iv) Consolidated Statement of Shareholders' Equity for each of the three fiscal years in the period ended December 27, 1998

     (v) Consolidated Statement of Cash Flows for each of the three fiscal years in the period ended December 27, 1998

     (vi) Notes to Consolidated Financial Statements

     2.  Supplemental Data and Financial Schedule.

     (i) Incorporated herein by reference is the information set forth under the caption "Quarterly Financial Information (Unaudited)" appearing on page 42 of our 1998 Annual Report to Shareholders

     (ii) The following financial schedule and reports are filed as a part of this Report:

                                                                PAGE IN
                                                              THIS FILING
                                                              -----------
Report of Independent Accountants...........................    17
                                                                  --
Independent Auditor's Report................................    18
                                                                  --
Schedule II. Valuation Accounts.............................    19
                                                                  --

     We have omitted all schedules, other than the one referred to above, because they are not required or because we have included the information elsewhere in our Consolidated Financial Statements.

     3.  Exhibits Required by Securities and Exchange Commission Regulation S-K.

     (i) The following exhibits are filed as a part of this report:

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
  13.1    Portions of the 1998 Annual Report to Shareholders of
          Central Newspapers, Inc. incorporated by reference into the
          1998 Annual Report on Form 10-K
  13.2    Independent Auditor's Report of Olive LLP on the financial statements for the fiscal year ended December 29, 1996
  21      Subsidiaries of the Registrant
  23.1    Consent of PricewaterhouseCoopers LLP
  23.2    Consent of Olive LLP
  27      Financial Data Schedule

     (ii) The following exhibits are incorporated herein by reference to documents previously filed with the Securities and Exchange Commission as indicated:

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
   2.1    Contract to buy and sell entire stock of McCormick and
          Company, Inc., dated as of January 10, 1996. (Filed March
          13, 1996 with Form 8-K)
   3.1    Amended and Restated Articles of Incorporation of Central
          Newspapers, Inc.
   3.2    Amended and Restated Code of By-Laws of Central Newspapers,
          Inc.
   4.1    Form of Certificate for Class A Common Stock (Filed August
          10,1989 with Form S-1 Registration Statement, No. 33-30436)
   4.2    Indenture between Indianapolis Newspapers, Inc. and the
          Indiana Trust Company, as trustee, dated as of December 1,
          1948 (Filed August 10, 1989 with Form S-1 Registration
          Statement, No. 33-30436)
  10.1    Indenture creating the Eugene C. Pulliam Trust, dated as of
          December 9, 1965, as amended (Filed August 10, 1989 with
          Form S-1 Registration Statement, No. 33-30436)

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
  10.2    Newsprint Purchase Agreement between Ponderay Newsprint
          Company and Phoenix Newspapers, Inc., dated as of November
          18, 1987 (Filed August 10, 1989 with Form S-1 Registration
          Statement, No. 33-30436)
 *10.3    The Phoenix Newspapers, Inc. Non-Qualified Supplemental
          Retirement Plan (Filed with Form 10-K for year ended
          December 30, 1990)
  10.4    Ponderay Newsprint Company Partnership Agreement between
          Lake Superior Forest Products Inc. and Central Newsprint
          Company, Inc. dated as of September 12, 1985 (Filed August
          10, 1989 with Form S-1 Registration Statement, No. 33-30436)
  10.5    Amendment to Ponderay Newsprint Company Partnership
          Agreement between Lake Superior Forest Products Inc.,
          Central Newsprint Company, Inc., Bradley Paper Company,
          Copley Northwest, Inc., Puller Paper Company, Newsprint
          Ventures, Inc., Wingate Paper Company, Tribune Newsprint
          Company and Nimitz Paper Company, dated as of June 30, 1987
          (Filed August 10,1989 with Form S-1 Registration Statement,
          No. 33-30436)
  10.6    Guarantee by Central Newspapers, Inc. dated as of November
          18, 1987 (Filed August 10, 1989 with Form S-1 Registration
          Statement, No. 33-30436)
 *10.7    Form of Split Dollar Life Insurance Agreement for Executive
          Officers between the Registrant and Louis A. Weil, III,
          Thomas K. MacGillivray and Eric S. Tooker (Filed with Form
          10-K for year ended December 27, 1992)
 *10.8    Form of Split Dollar Life Insurance Agreement for Outside
          Directors between the Registrant and William A. Franke,
          Richard Snell and L. Ben Lytle (Filed with Form 10-K for
          year ended December 27, 1992)
 *10.9    Form of Death Benefit Only Insurance Plan Agreement between the Registrant and Frank E. Russell (Filed with Form 10-K
          for year ended December 27, 1992)
 *10.10   Central Newspapers, Inc. Unfunded Supplemental Retirement
          Plan (Filed with Form 10-K for the year ended December 25,
          1994)
 *10.11   Central Newspapers, Inc. Non-Qualified Savings Plan, as
          amended (Filed with Form 10-K for the year ended December
          25, 1994)
 *10.12   Central Newspapers, Inc. Director's and Officer's Charitable
          Award Program (Filed with Form 10-K for the year ended
          December 25, 1994)
 *10.13   Termination Benefits Agreement dated as of February 23, 1996 between Central Newspapers, Inc. and Louis A. Weil, III
          (Filed with Form 10-K for the year ended December 31, 1995)
 *10.14   Amended and Restated Central Newspapers, Inc. Stock
          Compensation Plan (Filed with Form 10-K for the year ended
          December 29, 1996)
  10.15   Stock Purchase Agreement by and between the Nina Mason
          Pulliam Charitable Trust and Central Newspapers, Inc., dated as of September'21, 1998 incorporated by reference to Form
          10-Q dated November 5, 1998
  10.16   Standstill and Option Agreement by and between the Nina
          Mason Pulliam Charitable Trust and Central Newspapers, Inc.,
          dated as of September 21, 1998 incorporated by reference to
          Form 10-Q dated November 5, 1998
  10.17   Stock Purchase Agreement by and between the Nina Mason
          Pulliam Charitable Trust and Central Newspapers, Inc., dated as of November 13, 1998

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
  10.18   Credit Agreement among Central Newspapers, Inc., The First
          National Bank of Chicago, Bank of Montreal, and Norwest Bank
          Minnesota dated as of November 10, 1998
  10.19   First Amendment to Credit Agreement among Central
          Newspapers, Inc., The First National Bank of Chicago, Bank
          of Montreal, and Norwest Bank of Minnesota dated as of
          November 16, 1998

---------------

* Represents a contract, plan or arrangement providing for executive officer or director benefits.

(b) REPORTS ON FORM 8-K.

     During the quarter ended December 27, 1998, we filed one report on Form 8-K, dated September 21, 1998 and filed October 9, 1998, pursuant to Item 7, to file a copy of our press release entitled "Central Newspapers to Purchase 2.5 Million Shares of the Stock from Nina Mason Pulliam Charitable Trust; Trust to Sell Additional 1.3 Million Shares in Secondary Offering."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on this 9th day of March, 1999.

                                          CENTRAL NEWSPAPERS, INC.

                                          By:

                                            ------------------------------------
                                            Chairman of the Board, President,
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this 9th day of March, 1999.

                     SIGNATURE                                             TITLE
                     ---------                                             -----
(1) Principal Executive Officer

                                                       Chairman of the Board, President, and Chief
---------------------------------------------------    Executive Officer
Louis A. Weil, III

(2) Principal Financial and Accounting Officer

                                                       Vice President and Chief Financial Officer
---------------------------------------------------
Thomas K. MacGillivray

(3) Board of Directors

                                                       Director
---------------------------------------------------
William A. Franke

                                                       Director
---------------------------------------------------
L. Ben Lytle

                                                       Director
---------------------------------------------------
Kathryn L. Munro

                                                       Director
---------------------------------------------------
Myrta J. Pulliam

                                                       Director
---------------------------------------------------
Frank E. Russell

                                                       Director
---------------------------------------------------
Richard Snell

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Central Newspapers, Inc.

     Our audit of the consolidated financial statements referred to in our report dated January 29, 1999 appearing in the 1998 Annual Report to Shareholders of Central Newspapers, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the information as of and for the years ended December 27, 1998 and December 28, 1997 included in the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information as of and for the years ended December 27, 1998 and December 28, 1997 set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Phoenix, Arizona
January 29, 1999

               INDEPENDENT AUDITOR'S REPORT ON FINANCIAL SCHEDULE

Board of Directors and Shareholders
Central Newspapers, Inc.

     We have audited the consolidated financial statements of Central Newspapers, Inc. and Subsidiaries for fiscal year ended December 29, 1996 and have issued our report dated February 3, 1997. Such financial statements and report are included in the 1998 Annual Report to Shareholders and are incorporated herein by reference.

     Our audit also included the financial schedule listed under Item 14(a)(2)(ii). The financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information included in the schedule.

Olive LLP
/s/ Olive LLP

Indianapolis, Indiana
February 3, 1997

                                                      SCHEDULE II (IN THOUSANDS)

                   CENTRAL NEWSPAPERS, INC. AND SUBSIDIARIES
                               VALUATION ACCOUNTS

              COLUMN A                 COLUMN B             COLUMN C             COLUMN D      COLUMN E
------------------------------------  ----------    ------------------------    ----------    ----------
                                                    ADDITIONS
                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                      BEGINNING     COSTS AND       OTHER                        END
DESCRIPTION                           OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
-----------                           ----------    ----------    ----------    ----------    ----------
Year ended December 27, 1998 (52
  weeks):
Provision for doubtful accounts and
  advertising refunds...............    $2,959        $8,157                     $(8,514)       $2,602
Year Ended December 28, 1997 (52
  weeks):
Provision for doubtful accounts and
  advertising refunds...............    $1,639        $8,193                     $(6,873)       $2,959
Year Ended December 28, 1996 (52
  weeks):
Provision for doubtful accounts and
  advertising refunds...............    $1,067        $7,156         $53         $(6,637)       $1,639

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
13.1     Portions of the 1998 Annual Report to Shareholders of
         Central Newspapers, Inc. incorporated by reference into the
         1998 Annual Report on Form 10-K
13.2     Independent Auditor's Report of Olive LLP on the financial statements for the fiscal year ended December 29, 1996
21       Subsidiaries of the Registrant
23.1     Consent of PricewaterhouseCoopers LLP
23.2     Consent of Olive LLP
27       Financial Data Schedule