Form 10-Q
period 1999-03-28
CENTRAL NEWSPAPERS INC
filed 1999-05-11
CIK 854094

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               (Mark One)

                    x           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 ---------      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For
                                the quarterly period ended March 28, 1999

                                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 ---------      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For
                                the transition period from _______ to _______

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

                                 YES x NO _____

The number of shares of each class of common stock outstanding as of April 30, 1999:

                  CLASS A COMMON STOCK              35,355,296
                  CLASS B COMMON STOCK              55,401,010

                            Central Newspapers, Inc.

                               Index to Form 10-Q

       Part I -   FINANCIAL INFORMATION                                                            Page
                  Item 1 - Financial Statements:

                           Consolidated Statement of Financial Position                             3-4

                           Consolidated Statement of Income                                          5

                           Consolidated Statement of Shareholders' Equity                            6

                           Consolidated Statement of Cash Flows                                      7

                           Notes to Consolidated Financial Statements                                8

                  Item 2 - Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                           8-12

       Part II -  OTHER INFORMATION                                                                13-14

                                     PART I.

Item 1. Financial Statements

                            CENTRAL NEWSPAPERS, INC.

                  Consolidated Statement of Financial Position

---------------------------------------------------------------------------------------------------------------------------
                                                                                          March 28,            December 27,
ASSETS                                                                                      1999                  1998
(In thousands)                                                                          (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                                             $66,458                $24,774
     Marketable securities                                                                                         12,636
     Accounts receivable (net of allowances of $2,468 and $2,602)                           83,496                 90,858
     Inventories                                                                            10,035                 11,841
     Deferred income tax benefits                                                            8,602                  8,430
     Other current assets                                                                   10,261                 11,253
---------------------------------------------------------------------------------------------------------------------------

              Total current assets                                                         178,852                159,792
---------------------------------------------------------------------------------------------------------------------------



PROPERTY, PLANT AND EQUIPMENT:
     Land                                                                                   18,985                 18,985
     Buildings and improvements                                                            135,953                135,725
     Leasehold improvements                                                                    698                    687
     Machinery and equipment                                                               412,330                407,211
     Construction in progress                                                                7,216                  8,237
---------------------------------------------------------------------------------------------------------------------------

                                                                                           575,182                570,845
              Less accumulated depreciation                                                296,531                287,136
---------------------------------------------------------------------------------------------------------------------------

                                                                                           278,651                283,709
---------------------------------------------------------------------------------------------------------------------------



OTHER ASSETS:
     Land held for development                                                               5,229                  5,229
     Goodwill and other intangibles                                                        126,533                127,349
     Investment in Affiliate                                                                10,012                  9,848
     Other                                                                                  43,852                 43,432
---------------------------------------------------------------------------------------------------------------------------

                                                                                           185,626                185,858
---------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                              $643,129               $629,359
===========================================================================================================================

See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.

                  Consolidated Statement of Financial Position

------------------------------------------------------------------------------------------------------------------------
                                                                                      March 28,             December 27,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                    1999                    1998
(In thousands, except share data)                                                    (Unaudited)

------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                                   $21,144                $23,088
     Short-term bank debt                                                                32,070                 52,072
     Accrued compensation                                                                19,248                 19,305
     Dividends payable                                                                    5,234                  5,217
     Accrued expenses and other liabilities                                              20,189                 18,208
     Federal and state income taxes                                                      12,788
     Deferred revenue                                                                    33,135                 28,789
------------------------------------------------------------------------------------------------------------------------

              Total current liabilities                                                 143,808                146,679
------------------------------------------------------------------------------------------------------------------------

DEFERRED INCOME TAXES                                                                    26,391                 26,703
------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                          200,025                200,025
-----------------------------------------------------------------------------------------------------------------------

POSTRETIREMENT AND OTHER NONCURRENT LIABILITIES                                          91,732                 91,001
------------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST IN SUBSIDIARIES                                                         2,216                  2,868
------------------------------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK ISSUED BY SUBSIDIARY                                          18,920                 18,920
-----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
     Preferred stock--issuable in series:
       Authorized--25,000,000 shares
       Issued--none
     Class A common stock--without par value:
       Authorized--150,000,000 shares
       Issued and outstanding--34,590,297 and 34,446,180 shares                          34,965                 30,937
     Class B common stock--without par value:
       Authorized--130,000,000 shares
       Issued and outstanding--62,666,000 and 62,691,000 shares                              63                     63
     Retained earnings                                                                  127,298                112,104
     Unamortized value of restricted stock                                               (3,560)                (1,407)
     Unrealized gain on available-for-sale securities                                     1,271                  1,466
------------------------------------------------------------------------------------------------------------------------

                                                                                        160,037                143,163
------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $643,129               $629,359
========================================================================================================================

See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.

                        Consolidated Statement of Income

                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                                          Thirteen Weeks Ended
                                                                                    March 28,              March 29,
                                                                                      1999                   1998
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
     Advertising                                                                    $143,170               $136,151
     Circulation                                                                      39,809                 38,501
     Other                                                                            10,056                 10,452
--------------------------------------------------------------------------------------------------------------------

                                                                                     193,035                185,104
--------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Compensation                                                                     63,945                 61,133
     Newsprint and ink                                                                29,385                 30,127
     Other operating costs                                                            51,196                 47,996
     Depreciation and amortization                                                    12,415                 11,310
---------------------------------------------------------------------------------------------------------------------

                                                                                     156,941                150,566
--------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                      36,094                 34,538

OTHER INCOME                                                                           1,952                  1,085

OTHER EXPENSE                                                                         (3,856)                  (228)
--------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                            34,190                 35,395

PROVISION FOR INCOME TAXES                                                            13,715                 14,656
--------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST AND                                                   20,475                 20,739
     EQUITY IN AFFILIATE

MINORITY INTEREST IN SUBSIDIARIES                                                       (486)                  (315)

EQUITY IN NET EARNINGS OF AFFILIATE                                                      107                    154
--------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                           $20,096                $20,578
=====================================================================================================================


NET INCOME PER COMMON SHARE:
      Basic                                                                            $0.49                  $0.41
      Diluted                                                                           0.48                   0.40

DIVIDENDS DECLARED PER CLASS A COMMON SHARE                                            $0.12                  $0.11

AVERAGE COMMON SHARES OUTSTANDING:
(combined Class A and equivalent Class B shares)
      Basic                                                                           40,752                 50,336
      Diluted                                                                         42,175                 51,892

See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.

                 Consolidated Statement of Shareholders' Equity

                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except  share data)                                                                                        Unrealized
                                                                                                              Unamortized   Gain on
                                                 Class A                       Class B                         Value of   Available-
                                               Common Stock                  Common Stock           Retained  Restricted   for-Sale
                                           Shares         Amount         Shares         Amount      Earnings    Stock     Securities
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 28, 1997             44,035,252       $29,934       62,691,000        $63       $352,531      ($1,924)  $1,675
     Net income (13 weeks)                                                                            20,578
     Dividends declared:
      Class A common stock                                                                            (4,644)
       Class B common stock                                                                             (659)
     Exercise of stock options              164,546         3,374
     Repurchase of Class A common stock      (8,800)           (6)                                      (289)
     Amortization of restricted stock                                                                                 276
     Change in net unrealized gain on
       available-for-sale securities                                                                                            75

------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 29, 1998                44,190,998        33,302       62,691,000         63        367,517       (1,648)   1,750
     Net income (39 weeks)                                                                            67,964
     Dividends declared:
       Class A common stock                                                                          (13,899)
       Class B common stock                                                                           (2,162)
     Exercise of stock options, net         266,542         5,539
     Repurchase of Class A common       (10,030,860)       (8,546)                                  (307,316)
       stock
     Issuance of restricted stock, net of
       cancellations                         19,500           642                                                    (642)
     Amortization of restricted stock                                                                                 883
     Change in net unrealized gain on
       available-for-sale securities                                                                                          (284)

------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 27, 1998             34,446,180        30,937       62,691,000         63        112,104       (1,407)   1,466
     Net income (13 weeks)                                                                            20,096
     Dividends declared:
       Class A common stock                                                                           (4,150)
       Class B common stock                                                                             (752)
     Exercise of stock options, net          69,617         1,431
     Issuance of restricted stock, net of
       cancellation                          72,000         2,597                                                  (2,597)
     Common stock conversion                  2,500                        (25,000)
     Amortization of restricted stock                                                                                 444
     Change in net unrealized gain on
       available-for-sale securities                                                                                          (195)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 28, 1999                34,590,297       $34,965       62,666,000        $63       $127,298      ($3,560)  $1,271
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.

                      Consolidated Statement of Cash Flows

                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                                   Thirteen Weeks Ended
                                                                            March 28,               March 29,
                                                                              1999                    1998
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                                 $20,096                $20,578
  Items which did not use (provide) cash:
     Depreciation and amortization                                            12,415                 11,310
     Postretirement and pension benefits                                       2,129                 (1,954)
     Gain on sale of marketable securities                                      (791)
     Minority interest in earnings of subsidiaries                               486                    315
     Equity in earnings in Affiliate                                            (107)                  (154)
     Deferred income taxes                                                      (484)                  (413)
     Amortization of restricted stock awards                                     444                    276
     Other                                                                      (396)                   315
     Net proceeds from (purchases of) trading securities                      12,761                 (1,133)
     Net change in other current assets and liabilities                       27,503                 23,275
-------------------------------------------------------------------------------------------------------------

              Net cash provided by operating activities                       74,056                 52,415
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                               (6,127)                (8,723)
     Other                                                                    (1,121)                (1,293)
-------------------------------------------------------------------------------------------------------------

              Net cash used by investing activities                           (7,248)               (10,016)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Cash dividends paid                                                      (4,886)                (5,282)
     Dividends paid to minority interest                                      (1,141)                  (331)
     Proceeds from exercise of stock options                                     905                  1,767
     Repayments of short-term debt                                           (20,002)               (10,000)
     Repurchase of common stock                                                                        (295)
-------------------------------------------------------------------------------------------------------------

              Net cash used by financing activities                          (25,124)               (14,141)
-------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                         41,684                 28,258

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                24,774                 36,924
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $66,458                $65,182
=============================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION:

     Income taxes paid                                                            $4                    $25
     Interest paid                                                             3,743                    130

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

2. The accompanying unaudited consolidated financial statements do not include all of the information and disclosures that are normally included in Form 10-K and the annual report to shareholders. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 27, 1998. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated statement of financial position at December 27, 1998, has been derived from audited financial statements. In the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments which are necessary to present fairly, the Company's financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Such statements are not necessarily indicative of the results to be expected for the full year.

3. Basic EPS is computed based upon the weighted average number of common shares outstanding in each year. The Class B common stock is included in the computation as if converted to Class A common stock at a ratio of 10 shares of Class B common stock to one share of Class A common stock. Diluted EPS includes the effect of stock options granted under the Company's Amended and Restated Stock Compensation Plan. On December 8, 1998, the Board of Directors declared a two-for-one split of the Class A and Class B common stock which was distributed on January 8, 1999 to shareholders of record as of the close of business on December 18, 1998. All shares and per share amounts presented herein, have been retroactively restated to reflect the impact of the split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The information in this report contains material that is forward-looking in nature. From time to time, we may provide forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters. We may identify these forward-looking statements by the use of the words such as "anticipate," "believe," "expect," "plan," "foresee," or derivations thereof. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these statements. We want to ensure that these statements are accompanied by meaningful cautionary language to comply with the safe harbor under the Act. We assume no obligation to update any forward-looking statements. A variety of factors could cause our actual results to differ materially from the expectations expressed in the forward-looking statements, including, but not limited to, the following:

         - declines in circulation due to changing reader preferences and/or new forms of information dissemination;

         -        economic weakness in geographic markets;

         - weakness in advertising categories due to factors including retail consolidations, declines in the advertising budgets of major customers, and increased competition from print and non-print products, including the internet, and new competitors emerging in our markets;

         -        the negative impact of issues related to labor agreements;

         -        unexpected fluctuations in the price of newsprint;

         - an increase in distribution and/or production costs over anticipated levels; and

         -        an increase in actual interest rates over expected rates.

GENERAL

Our principal line of business is newspaper publishing. We derive revenues primarily from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. We also own:

         - an 80% interest in Career Services, Inc., which is predominantly in the jobs fair business;

         - a 13.5% interest in Ponderay newsprint company, a partnership that owns a newsprint mill in the State of Washington;

         - an 89% interest in Homebuyer's Fair, Inc., which provides internet-based services and information for people who are moving and for corporations that are relocating employees, as well as information regarding schools across the nation; and

         - a 100% interest in Carantin & Co. Inc., which provides direct marketing support services to its clients.

The analysis of the first quarter of 1999 compared with the comparable 1998 period should be read in conjunction with the fiscal 1998 consolidated financial statements and the accompanying notes to the consolidated financial statements.

Our business tends to be seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year.

RECENT EVENTS

On April 30, 1999, we purchased the remaining 20% of Career Services, Inc. for approximately $14 million from the minority shareholders. This transaction is not expected to have a material impact on future earnings.

In April 1999, we completed a registered secondary offering of 2,324,956 shares of Class A common stock priced at $30.50 per share. The shares were sold by the Nina Mason Pulliam Charitable Trust. To complete the sale, a total of 1,777,560 shares of Class B Common Stock were converted to 177,756 shares of Class A Common Stock. No new shares were issued in this transaction and we did not receive any proceeds from the sale.

On April 1, 1999, we acquired an 80% interest in FAS Hotline, Inc. ("FAS"), which provides complementary services to those offered by Homebuyer's Fair, Inc. ("HBF"). On this date, we also swapped 9% of the capital stock of HBF owned by the Company for 100% of the capital stock of Center for Mobility Resources, Inc. ("CMR"), making CMR a wholly-owned subsidiary of HBF. This acquisition provides us with ownership of a database of information and statistics utilized by HBF and related entities. As a result of this transaction, we now own 80% of HBF. We have an option to purchase the remaining 20% of HBF and FAS on or after December 31, 2001 and March 31, 2002, respectively.

QUARTERLY RESULTS OF OPERATIONS

We earned $.48 per diluted share in the first quarter of 1999, up 20.0% from the $.40 per diluted share earned in the first quarter of 1998. Operating income for the first quarter of 1999 was $36.1 million, up $1.6 million, or 4.5%, from the $34.5 million earned in the first quarter of 1998. The increase in operating income between the periods was primarily due to a 5.2% increase in advertising revenue and savings achieved from reduced newsprint prices. EBITDA (operating income before depreciation and amortization) for the comparable periods increased 5.8% to $48.5 million in 1999 from $45.8 million in the first quarter of 1998.

OPERATING REVENUES

Total revenue earned in the first quarter of 1999 of $193.0 million was up 4.3% from the first quarter of 1998. Advertising revenue increased by $7.0 million, or 5.2% from the first quarter of 1998, on a 4.4% increase in full-run run-of-paper ("ROP") linage. In the Phoenix market, the most significant advertising revenue increases were in retail, primarily in the grocery and real estate categories, and classified, in the automotive, rental and local employment categories. In Indianapolis, the largest advertising revenue gain was in retail, with growth occurring in the department store and amusement categories.

Circulation revenue increased $1.3 million, or 3.4%, in the first quarter of 1999 over the comparable 1998 period. The increase was primarily due to Indianapolis' distribution system conversion to delivery agents in the state delivery area (resulting in a revenue increase of $.6 million in the first quarter of 1999), the home delivered tiered pricing structure in Indianapolis launched in February 1998 and the March 1998 Arizona Republic home delivered price increase.

The following is a summary of major market linage and circulation statistics for the period:

(In thousands, except circulation)

                                                              1st Quarter       1st Quarter               %
                                                                1999              1998                 Change
                                                                ----              ----                 ------
Full Run Linage in six column inches:
  Retail                                                          703.1            660.4                 6.5
  National                                                        130.6            111.4                17.2
  Classified                                                      804.7            797.4                  .9
                                                                  -----            -----                ----
Total                                                           1,638.4          1,569.2                 4.4
                                                                -------          -------                ----

Full Run Linage by Major Markets:
  Phoenix                                                         779.7            759.4                 2.7
  Indianapolis                                                    858.7            809.8                 6.0
                                                                  -----            -----                 ---
Total                                                           1,638.4          1,569.2                 4.4
                                                                -------          -------                 ---

Net Advertising Revenue                                        $143,170         $136,151                 5.2

Combined Average Daily Circulation:
  Phoenix                                                       509,139          510,543                [0.3]
  Indianapolis                                                  277,038          279,227                [0.8]
Sunday Circulation:
  Phoenix                                                       633,076          630,544                 0.4
  Indianapolis                                                  381,894          389,741                [2.0]

OPERATING EXPENSES

Compensation costs, which include payroll and fringe benefits, increased 4.6% to $64.0 million in the first quarter of 1999 compared with the first quarter of 1998. The increase in expense was primarily attributable to merit increases as well as increases in fringe benefit costs and performance based bonuses, partially offset by a 0.9% decrease in headcount due mostly to 1998 buyouts of circulation and transportation employees in Indianapolis.

Newsprint and ink expense was $29.4 million in the first quarter of 1999, a 2.5% decrease from the first quarter of 1998. Newsprint prices decreased approximately 2.3% in 1999 when compared with the first quarter of 1998 and consumption decreased .2% primarily from reduced circulation.

Other operating costs increased 6.7% to $51.2 million in the first quarter of 1999. Significant items contributing to the 1999 increase included:

         - costs associated with new database marketing projects and online services;

         -        software maintenance costs related to new systems;

         - distribution costs related to the conversion to circulation agents in the state distribution area of Indianapolis (which increased the first quarter 1999 expense by $0.8 million); and

         -        professional fees.

NON-OPERATING ITEMS

Other non-operating income (primarily investment income) increased to $2.0 million from $1.1 million in the first quarter of 1998 primarily due to an increase in investable cash from operations and gain on the sale of marketable securities. Other non-operating expense increased $3.6 million primarily from an increase in interest expense related to higher debt levels associated with the purchase of Class A Common Stock from the Nina Mason Pulliam Charitable Trust in the last quarter of 1998. Income tax expense for the first quarter of 1999 and 1998 was $13.7 million and $14.7 million, respectively, reflecting effective tax rates of 40.1% and 41.4%, respectively. The rate decrease was largely a result of operational changes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $74.1 million in the first quarter of 1999 and $52.4 million in the first quarter of 1998. Net cash provided by operating activities, excluding the effects of net proceeds (or net purchases of) from trading securities for the first quarters of 1999 and 1998, was $61.3 million and $53.5 million, respectively. Changes for both years were primarily attributable to net income and working capital differences. The principal uses of cash in the first quarter of 1999 were repayment of $20.0 million of short term debt, payment of dividends and capital expenditures. At the end of the quarter, our available cash and investments totaled $66.5 million, up $29.0 million from the end of 1998. Working capital for the same period increased $21.9 million to $35.0 million.

Total capital expenditures in the first quarter of 1999 were $6.1 million compared with $8.7 million in the first quarter of 1998. As of March 28, 1999, there were no significant formal commitments related to future capital expenditures.

The Board of Directors declared dividends of $.12 per share on the Class A Common Stock and $.012 on the Class B Common Stock during the quarter. Total Class A and Class B dividends paid during the quarter were $4.9 million.

We have demonstrated a consistent ability to generate net cash flow from operations. Management believes that existing cash and investments, net cash flows from operations and currently available bank credit resources are sufficient to enable us to maintain our current level of operations. We expect financing for future investing opportunities to come from a combination of existing cash, new debt facilities, and/or the use of equity.

YEAR 2000

Our Year 2000 project is on schedule to meet its objectives. In 1998, we developed a comprehensive program to identify, evaluate, test, upgrade, or replace each of our computer and non-computer based systems in connection with Year 2000 readiness. We have devoted significant resources to the program, including the development of a Year 2000 project team, which reports to senior management on a regular basis, and we constructed a test environment dedicated to the Year 2000 testing process. The Chief Information Officer reports progress at every regularly scheduled Board of Directors meeting and on a weekly basis to our Operating Committee.

We have been actively implementing new systems and technology since 1995 for reasons unrelated to Year 2000, and these actions have resulted in a number of our major information technology systems becoming Year 2000 compliant.

The discovery phase of our program was completed in 1998. We performed several review audits that ensured that all susceptible systems had been identified, including client server, desktop, and all systems with embedded computer chips. All desktop systems, application software, and servers were updated to a compliant level in 1998. All database modules are in the process of being upgraded. We completed the remediation and testing phase for the embedded computer chip systems in December 1998. We have completed testing of all mission critical systems and the remediation and testing phase of all remaining systems is proceeding with an estimated completion date of June 1999.

In 1998, we requested letters of compliance from each of our vendors and, wherever possible, we worked with our vendors to determine an appropriate testing and compliance process. We continue to monitor vendor compliance and we find alternatives if vendors cannot meet our compliance requirements. In addition, certain employees have attended a number of Year 2000 training programs and outside consultants have been hired when necessary. We have published a company wide employee Year 2000 awareness bulletin with a second one scheduled to be published in October 1999.

Total costs associated with our Year 2000 project are being funded with operating cash flows and are estimated to be approximately $8.5 million, of which approximately $6.5 million was incurred in 1998 with the remainder to be incurred this year.

Despite the efforts described above, we could potentially experience a disruption in our operations as a result of potential non-compliance of certain vendors, financial institutions, governmental agencies or other third parties or external systems. This disruption could potentially affect various aspects of our business operations including the timeliness and content of certain newspapers or online products. At this time, we are unable to determine whether the consequences of Year 2000 failures would have a material impact on our results of operations, liquidity or financial condition.

In an effort to minimize any disruption, we are in the process of creating a comprehensive contingency plan for all sites to address potential Year 2000 scenarios. The contingency plan for Indianapolis is complete and the site plan for Phoenix is 60% complete with a scheduled completion date of June 1999. The contingency plans outline alternative solutions in the event they are required. Such plans include maintaining an inventory of critical supplies such as newsprint, ink, and other consumables for at least a 30-45 day production cycle as well as creating a smaller newspaper product designed to maximize advertising content.

OUTLOOK FOR THE REMAINDER OF 1999

As we look ahead, we anticipate continued growth in revenues in the mid-single digits. Compensation expense is expected to be higher due to a projected increase in performance based incentives for non-contract employees resulting from performance that is projected to be higher than the company's original operating plan for the year. We expect newsprint expense, our second largest expense item, to be down from the prior year due to reduced newsprint prices. As a result, we expect an increase in net income for the year and we expect a greater increase in diluted earnings per share due to fewer outstanding shares. We plan to continue to use our substantial free cash flow to pursue a combination of debt reduction, additional share repurchases and other investment opportunities.

                                     PART II

                            CENTRAL NEWSPAPERS, INC.

Item 1.    Legal Proceedings - - None

Item 2.    Changes in Securities - - None

Item 3.    Default Upon Senior Securities - - None

Item 4.    Submission of Matters to a Vote of Security Holders - - None

Item 5.    Other Information - - None

Item 6.    Exhibit and Reports on Form 8-K
           Exhibit 1  -- Independent Accountant's Report
           Exhibit 27 -- Financial Data Schedule
           No reports on Form 8-K were filed during the quarter

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CENTRAL NEWSPAPERS, INC.

Dated:  April 28, 1999                 By:
                                          -------------------------------------
                                          Louis A. Weil, III
                                          Chairman, President and Chief
                                           Executive Officer




                                       By:
                                          -------------------------------------
                                          Thomas K. MacGillivray
                                          Vice President and Chief Financial
                                           Officer

                                EXHIBIT INDEX


Exhibit
  No.         Description
-------       -----------

   1          Independent Accountant's Report

  27          Financial Data Schedule