Form 10-Q
period 1999-06-27
CENTRAL NEWSPAPERS INC
filed 1999-08-05
CIK 854094

--------------------------------------------------------------------------------

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

         (Mark One)
             x        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           -------    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                      quarterly period ended June 27, 1999

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR
           -------    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                      transition period from _______ to _______

                         Commission File Number: 1-10333

                                   ----------

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

                                   ----------

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  x   NO
                                     ---     ---
The number of shares of each class of common stock outstanding as of August 2, 1999:

         CLASS A COMMON STOCK                        35,423,947
         CLASS B COMMON STOCK                        55,376,010

--------------------------------------------------------------------------------

                            Central Newspapers, Inc.

                               Index to Form 10-Q


                                                                   Page
                                                                   ----
Part I - FINANCIAL INFORMATION

         Item 1 - Financial Statements:

                  Consolidated Statement of Financial Position      3-4

                  Consolidated Statement of Income                   5

                  Consolidated Statement of Shareholders' Equity     6

                  Consolidated Statement of Cash Flows               7

                  Notes to Consolidated Financial Statements         8

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    8-13

Part II - OTHER INFORMATION                                       14-16

                                     PART I.

Item 1. Financial Statements

                            CENTRAL NEWSPAPERS, INC.
                  Consolidated Statement of Financial Position


----------------------------------------------------------------------------------------------
                                                                     June 27,     December 27,
ASSETS                                                                 1999           1998
(In thousands)                                                     (Unaudited)
----------------------------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                        $33,248        $24,774
    Marketable securities                                                            12,636
    Accounts receivable (net of allowances of $3,110 and $2,602)      86,382         90,858
    Inventories                                                       10,519         11,841
    Deferred income tax benefits                                       8,509          8,430
    Other current assets                                               8,530         11,253
----------------------------------------------------------------------------------------------
          Total current assets                                       147,188        159,792
----------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
    Land                                                              18,985         18,985
    Buildings and improvements                                       136,623        135,725
    Leasehold improvements                                               665            687
    Machinery and equipment                                          416,580        407,211
    Construction in progress                                           9,087          8,237
----------------------------------------------------------------------------------------------
                                                                     581,940        570,845
          Less accumulated depreciation                              307,509        287,136
----------------------------------------------------------------------------------------------
                                                                     274,431        283,709
----------------------------------------------------------------------------------------------
OTHER ASSETS:
    Land held for development                                          5,229          5,229
    Goodwill and other intangibles                                   140,929        127,349
    Investment in Affiliate                                            9,732          9,848
    Other                                                             47,329         43,432
----------------------------------------------------------------------------------------------
                                                                     203,219        185,858
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $624,838       $629,359
==============================================================================================


See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                  Consolidated Statement of Financial Position

--------------------------------------------------------------------------------------------
                                                                   June 27,     December 27,
LIABILITIES AND SHAREHOLDERS' EQUITY                                 1999           1998
(In thousands, except share data)                                (Unaudited)
--------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                               $23,670        $23,088
    Short-term bank debt                                             7,055         52,072
    Accrued compensation                                            17,539         19,305
    Dividends payable                                                4,911          5,217
    Accrued expenses and other liabilities                          18,473         18,208
    Federal and state income taxes                                   3,241
    Deferred revenue                                                29,102         28,789
--------------------------------------------------------------------------------------------
          Total current liabilities                                103,991        146,679
--------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                               27,257         26,703
--------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                     200,025        200,025
------------------------------------------------------------------------------------------
POSTRETIREMENT AND OTHER NONCURRENT LIABILITIES                     92,802         91,001
--------------------------------------------------------------------------------------------
MINORITY INTEREST IN SUBSIDIARIES                                       12          2,868
--------------------------------------------------------------------------------------------
REDEEMABLE PREFERRED STOCK ISSUED BY SUBSIDIARY                     18,920         18,920
------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
    Preferred stock--issuable in series:
      Authorized--25,000,000 shares
      Issued--none
    Class A common stock--without par value:
      Authorized--150,000,000 shares
      Issued and outstanding--35,383,830 and 34,446,180 shares      36,438         30,937
    Class B common stock--without par value:
      Authorized--130,000,000 shares
      Issued and outstanding--55,376,010 and 62,691,000 shares          56             63
    Retained earnings                                              147,480        112,104
    Unamortized value of restricted stock                           (3,604)        (1,407)
    Accumulated other comprehensive income                           1,461          1,466
--------------------------------------------------------------------------------------------
                                                                   181,831        143,163
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $624,838       $629,359
============================================================================================


See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                        Consolidated Statement of Income
                                   (Unaudited)


---------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                   Thirteen Weeks Ended     26 Weeks Ended
                                                   June 27,    June 28,   June 27,   June 28,
                                                     1999        1998       1999       1998
----------------------------------------------------------------------------------------------
OPERATING REVENUES:
    Advertising                                    $150,148    $140,344   $293,318   $276,495
    Circulation                                      38,621      37,338     78,430     75,839
    Other                                            13,359      10,936     23,415     21,388
-----------------------------------------------------------------------   --------------------
                                                    202,128     188,618    395,163    373,722
-----------------------------------------------------------------------   --------------------
OPERATING EXPENSES:
    Compensation                                     64,703      60,074    128,648    121,207
    Newsprint and ink                                26,009      28,632     55,394     58,759
    Other operating costs                            53,891      50,486    105,087     98,482
    Depreciation and amortization                    12,937      11,464     25,352     22,774
    Work force reduction cost                           292          77        292         77
-----------------------------------------------------------------------   --------------------
                                                    157,832     150,733    314,773    301,299
-----------------------------------------------------------------------   --------------------
OPERATING INCOME                                     44,296      37,885     80,390     72,423
OTHER INCOME                                          1,652       1,653      3,604      2,738
OTHER EXPENSES                                       (3,308)       (223)    (7,164)      (451)
-----------------------------------------------------------------------   --------------------
INCOME BEFORE INCOME TAXES                           42,640      39,315     76,830     74,710
PROVISION FOR INCOME TAXES                           16,922      16,260     30,637     30,916
-----------------------------------------------------------------------   --------------------
INCOME BEFORE MINORITY INTEREST AND
    EQUITY IN AFFILIATE                              25,718      23,055     46,193     43,794
MINORITY INTEREST IN SUBSIDIARIES                      (443)     (1,120)      (929)    (1,435)
EQUITY IN NET EARNINGS (LOSS) OF AFFILIATE             (182)        322        (75)       476
-----------------------------------------------------------------------   --------------------
NET INCOME                                          $25,093     $22,257    $45,189    $42,835
==============================================================================================

NET INCOME PER COMMON SHARE:
    Basic                                             $0.61       $0.44      $1.11      $0.85
    Diluted                                            0.60        0.43       1.07       0.82
DIVIDENDS DECLARED PER CLASS A COMMON SHARE           $0.12      $0.105      $0.24      $0.21
AVERAGE COMMON SHARES OUTSTANDING:
(combined Class A and equivalent Class B shares)
    Basic                                            40,901      50,538     40,827     50,438
    Diluted                                          42,171      51,968     42,173     51,930


See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)
                                                                                            Unamortized    Accumulated
                                          Class A                 Class B                     Value of        Other
                                        Common Stock            Common Stock     Retained    Restricted   Comprehensive
                                    Shares       Amount      Shares     Amount   Earnings      Stock          Income        Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 28, 1997      44,035,252    $29,934    62,691,000     $63    $352,531     ($1,924)        $1,675      $382,279
  Net income (26 weeks)                                                            42,835                                   42,835
  Change in net unrealized
    gain on available-for-sale
    securities                                                                                                  (245)         (245)
                                                                                                                          ---------
  Comprehensive Income                                                                                                      42,590
                                                                                                                          =========
  Dividends declared:
  Class A common stock                                                             (9,295)                                  (9,295)
  Class B common stock                                                             (1,317)                                  (1,317)
  Exercise of stock options          313,826      6,445                                                                      6,445
  Repurchase of Class A
    common stock                     (59,600)       (43)                           (1,961)                                  (2,004)
  Issuance of restricted stock         4,000        143                                          (143)
  Amortization of restricted
    stock                                                                                         558                          558
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 28, 1998          44,293,478    $36,479    62,691,000     $63    $382,793     ($1,509)        $1,430      $419,256
  Net income (26 weeks)                                                            45,707                                   45,707
  Change in net unrealized
    gain on available-for-sale
    securities                                                                                                    36            36
                                                                                                                          ---------
  Comprehensive Income                                                                                                      45,743
                                                                                                                          =========
  Dividends declared:
  Class A common stock                                                             (9,248)                                  (9,248)
  Class B common stock                                                             (1,504)                                  (1,504)
  Exercise of stock options          117,262      2,468                                                                      2,468
  Repurchase of Class A
    common stock                  (9,980,060)    (8,509)                         (305,644)                                (314,153)
  Issuance of restricted stock        15,500        499                                          (499)
  Amortization of restricted
    stock                                                                                         601                          601
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 27, 1998      34,446,180    $30,937    62,691,000     $63    $112,104     ($1,407)        $1,466      $143,163
  Net income (26 weeks)                                                            45,189                                   45,189
  Change in net unrealized
    gain on available-for-sale
    securities                                                                                                    (5)           (5)
                                                                                                                          ---------
  Comprehensive Income                                                                                                      45,184
                                                                                                                          =========
  Dividends declared:
  Class A common stock                                                             (8,396)                                  (8,396)
  Class B common stock                                                             (1,417)                                  (1,417)
  Exercise of stock options          121,151      2,438                                                                      2,438
  Common stock conversion            731,499          7    (7,314,990)     (7)
  Issuance of restricted stock,
    net of cancellations              85,000      3,056                                        (3,056)
  Amortization of restricted
    stock                                                                                         859                          859
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 27, 1999          35,383,830    $36,438    55,376,010     $56    $147,480     ($3,604)        $1,461      $181,831
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

--------------------------------------------------------------------------------
(In thousands)
                                                               26 Weeks Ended
                                                            June 27,   June 28,
                                                              1999       1998
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                              $45,189    $42,835
    Items which did not use (provide) cash:
      Depreciation and amortization                          25,352     22,774
      Postretirement and pension benefits                     3,911        394
      Loss (gain) on disposition of assets                   (1,742)        51
      Minority interest in earnings of subsidiaries             929      1,435
      Equity loss (earnings) in Affiliate                        75       (476)
      Deferred income taxes                                     474       (353)
      Amortization of restricted stock awards                   859        558
      Other                                                    (284)      (842)
      Net proceeds from (purchases of) trading securities    12,690     (1,292)
      Net change in other current assets and liabilities     11,306      8,449
    ---------------------------------------------------------------------------
          Net cash provided by operating activities          98,759     73,533
-------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Purchases of property, plant and equipment              (14,510)   (17,648)
    Acquisitions                                            (17,681)
    Other                                                    (2,756)    (4,693)
-------------------------------------------------------------------------------
          Net cash used by investing activities             (34,947)   (22,341)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Cash dividends paid                                      (9,789)   (10,584)
    Dividends paid to minority interest                      (2,060)      (993)
    Proceeds from exercise of stock options                   1,528      3,396
    (Repayments) borrowings of short-term debt              (45,017)   (10,000)
    Repurchase of common stock                                          (2,006)
-------------------------------------------------------------------------------
          Net cash used by financing activities             (55,338)   (20,187)
-------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                         8,474     31,005
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               24,774     36,924
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $33,248    $67,929
===============================================================================
SUPPLEMENTAL CASH FLOW INFORMATION:
    Income taxes paid                                       $26,090    $37,800
    Interest paid                                             7,343        277


See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Central Newspapers, Inc. and its subsidiaries (the "Company") are primarily engaged in the publishing and distribution of newspapers. Revenues are principally derived from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. The Company also owns the Westech group of companies which are predominantly in the jobs fair business and a 13.5% interest in Ponderay Newsprint Company ("Affiliate"), a partnership formed to own a newsprint mill in the State of Washington.

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

- weakness in advertising categories due to factors including retail consolidations, declines in the advertising budgets of major customers, increased competition from print and non-print products, including the internet, and new competitors emerging in our markets;

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

- a 100% interest in Career Services, Inc., which is predominantly in the jobs fair business;

- a 13.5% interest in Ponderay newsprint company, a partnership that owns a newsprint mill in the State of Washington;

- an 80% interest in Homebuyer's Fair, Inc., ("HBF") which provides internet-based services and information for people who are moving and for corporations that are relocating employees, as well as information regarding schools across the nation;

- an 80% interest in FAS Hotline, Inc. ("FAS") which provides complementary services to those offered by HBF; and

- a 100% interest in Carantin & Co. Inc., which provides direct marketing support services to its clients.

The analysis of the second quarter and six month period ended June 27, 1999 compared with comparable 1998 periods should be read in conjunction with the fiscal 1998 consolidated financial statements and the accompanying notes to the consolidated financial statements.

Our business tends to be seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year.


RECENT EVENTS

On July 13, 1999, we announced that Indianapolis Newspapers, a division of Indiana Newspapers, Inc. would cease publication of the afternoon paper, The Indianapolis News, effective October 1, 1999 and would realign the news gathering structure of its morning newspaper, The Indianapolis Star. These changes will result in recording a one-time pre-tax charge to earnings of approximately $1.2 million in the third quarter of 1999 and are expected to result in annual pre-tax savings of approximately $3.4 million. Approximately 32 positions will be eliminated as a result of these actions.

On April 30,1999, we purchased the remaining 20% of Career Services, Inc. for approximately $14 million from the minority shareholders. This transaction is not expected to have a material impact on future earnings.

In April 1999, we completed a registered secondary offering of 2,673,699 shares of Class A common stock priced at $30.50 per share. The shares were sold by the Nina Mason Pulliam Charitable Trust. To complete the sale, a total of 1,777,560 shares of Class B Common Stock were converted to 177,756 shares of Class A Common Stock. No new shares were issued in this transaction and we did not receive any proceeds from the sale.

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

QUARTERLY RESULTS OF OPERATIONS

Second quarter and year-to-date diluted earnings per share for 1999 were $.60 and $1.07 for increases of 39.5% and 30.5%, respectively. Operating income for the second quarter and the first six months of 1999 was $44.3 million and $80.4 million, respectively, which represented an increase of 16.9% for the quarter and 11.0% for the six months over comparable 1998 periods. The increase in operating income for the six months between the periods was primarily due to a 7.0% increase in advertising revenue and savings achieved from reduced newsprint prices.

Net income for the second quarter of 1999 was $25.1 million, an increase of 12.7% over the second quarter of 1998. For the six month period, net income for 1999 was $45.2 million, up 5.5% over the prior year. EBITDA (operating income before depreciation, amortization and special charges) for the comparable periods was $57.5 million for the second quarter of 1999 and $106.0 million year-to-date, representing increases of 16.4% and 11.3%, respectively, versus comparable 1998 amounts.


OPERATING REVENUES

Second quarter and six month revenues increased to $202.1 million and $395.2 million for increases of 7.2% and 5.7%, respectively, when compared with the same 1998 periods.

Advertising revenue for the three and six month periods ended June 27, 1999 was $150.1 million and $293.3 million for increases of 7.0% and 6.1%, respectively over comparable periods in 1998. In the second quarter of 1999, national advertising was strong in Phoenix and Indianapolis and we experienced increases in classified advertising in Phoenix and retail advertising in Indianapolis. The classified increase in Phoenix was primarily in local employment, real estate and automotive categories. In Indianapolis, the most significant retail growth occurred in the department store and home furnishings categories.

Circulation revenue for the second quarter and year-to-date periods increased to $38.6 million and $78.4 million, respectively, for an increase of 3.4% for both periods when compared to 1998. The increase is primarily due to Indianapolis' distribution system conversion to delivery agents in the state delivery area (resulting in a revenue increase of $0.5 million in the second quarter of 1999 and $1.0 million for the six month period of 1999), a home delivered tiered pricing structure in Indianapolis launched in February 1998 and an April 1999 Arizona Republic home delivered price increase.

Other revenues for the second quarter and year-to-date increased $2.4 million and $2.0 million, respectively, due primarily to an increase in database marketing, online and direct mail revenues.

The following is a summary of major market linage and circulation statistics for the second quarter and six month periods:

(In thousands, except
circulation)
                            Second Quarter        %          Year-to-date         %
                            1999      1998     Change      1999       1998     Change
                            ----      ----     ------      ----       ----     ------
Full Run Linage in six
  column inches:
  Retail                     773.1     711.9     8.6      1,476.2    1,372.3     7.6
  National                   136.7     111.6    22.5        267.3      223.0    19.9
  Classified                 872.8     819.4     6.5      1,677.5    1,616.8     3.8
                           -------   -------   -----     --------    -------   -----
Total                      1,782.6   1,642.9     8.5      3,421.0    3,212.1     6.5
                           =======   =======   =====     ========    =======   =====

Full Run Linage by
  Major Markets:
  Phoenix                    806.0     775.6     3.9      1,585.7    1,535.0     3.3
  Indianapolis               976.6     867.3    12.6      1,835.3    1,677.1     9.4
                             -----     -----   -----     --------    -------     ---
Total                      1,782.6   1,642.9     8.5      3,421.0    3,212.1     6.5
                           =======   =======   =====     ========    =======   =====

Net Advertising Revenue   $150,148  $140,344     7.0     $293,318   $276,495     6.1

Combined Average Daily
  Circulation:
  Phoenix                  437,303   438,682    (0.3)     485,378    487,700    (0.5)
  Indianapolis a.m.        248,795   230,720     7.8      244,918    239,855     2.1
  Indianapolis p.m.         32,260    35,864   (10.0)      32,567     37,238   (12.5)
Sunday Circulation:
  Phoenix                  553,585   550,137     0.6      604,450    601,214     0.5
  Indianapolis             377,202   391,866    (3.7)     379,436    391,026    (3.0)


OPERATING EXPENSES

Compensation costs, which include fringe benefits, increased 7.7% to $64.7 million in the second quarter and 6.1% to $128.6 million for the six month period. The increase in expense was primarily attributable to merit increases, volume related commission increases and performance based bonuses, partially offset by a 1.1% decrease in headcount due mostly to 1998 buyouts of circulation and transportation employees in Indianapolis.

Newsprint and ink expense of $26.0 million decreased 9.2% in the second quarter of 1999 and 5.7% for the six month period. The decreases in newsprint expense were primarily due to lower newsprint prices during both 1999 periods when compared with 1998 and a volume increase of 4.9% for the second quarter and 2.3% for the six month period over comparable 1998 periods related to increased advertising linage and circulation gains.

Other operating costs increased 6.7% to $53.9 million in the second quarter and 6.7% to $105.1 million for the six month period. Significant items contributing to these increases in both 1999 periods versus the same 1998 periods included:

-    costs associated with new database marketing projects and online services;

-    software maintenance costs related to new systems; and

- distribution costs related to the conversion to circulation agents in the state distribution area of Indianapolis.

Depreciation and amortization expense increased 12.8% to $12.9 million in the second quarter and 11.3% to $25.4 million year-to-date. The expense increases were primarily a result of new information technology projects in Phoenix and Indianapolis.

NON-OPERATING ITEMS AND EQUITY IN AFFILIATE

Other non-operating income (primarily investment income) in the second quarter of 1999 was flat to the second quarter of 1998 and, for the six month period, increased 31.6% over prior year-to-date primarily due to an increase in investable cash from operations and gain on the sale of marketable securities. Other non-operating expense increased $3.1 million in the second quarter and $6.7 million year-to-date from an increase in interest expense related to higher debt levels associated with the purchase of Class A Common Stock from the Nina Mason Pulliam Charitable Trust in the last quarter of 1998. Income tax expense for the six months of 1999 and 1998 was $30.6 million and $30.9 million, respectively, reflecting effective tax rates of 39.9% and 41.4%, respectively. The rate decrease was largely a result of operational changes.

Equity in Affiliate recorded losses in the second quarter and the six month period due to an decrease in newsprint selling prices by Ponderay Newsprint Company.


LIQUIDITY AND CAPITAL RESOURCES FOR THE QUARTER ENDED JUNE 27, 1999

Net cash provided by operating activities is our primary source of liquidity. Net cash provided by operating activities, excluding the effects of net proceeds (or net purchases of) from trading securities for the first six months of 1999 and 1998, was $86.1 million and $74.8 million, respectively. Changes for both years were primarily attributable to net income and working capital differences. The principal uses of cash in the first six months of 1999 were repayment of short term debt, acquisition of FAS and the remaining 20% of Career Services, Inc., capital expenditures and payment of dividends. At the end of the six month period, our available cash and investments totaled $33.2 million, a decrease of $4.2 million from the balance at the end of 1998. Working capital for the same period increased $30.1million to $43.2 million.

Total capital expenditures for the six months of 1999 were $14.5 million compared to $17.6 million for the comparable 1998 period. As of June 27, 1999, there were no significant formal commitments related to future capital expenditures.

Dividends of $.12 per share on the Class A common stock and $.012 on the Class B common stock were declared during the quarter and paid July 9, 1999. Total Class A and B dividends paid during the six month period of 1999 were $9.8 million.

We have demonstrated a consistent ability to generate net cash flow from operations. Management believes that existing cash and investments, net cash flows from operations and available bank credit resources are sufficient to enable us to maintain our current level of operations. We expect financing for future investing opportunities to come from a combination of existing cash, new debt facilities and/or use of equity.


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

All database modules are in the process of being upgraded. We completed the remediation and testing phase for the embedded computer chip systems in December 1998. We have completed testing of all mission critical systems and the remediation and testing phase of all remaining systems. We will continue to retest systems throughout the remainder of 1999 to ensure continued compliance.

In 1998, we requested letters of compliance from each of our vendors and, wherever possible, we worked with our vendors to determine an appropriate testing and compliance process. We continue to receive upgrades and patches from our system, database and telecommunications vendors and we install and test these as they are received. In addition, certain employees have attended a number of Year 2000 training programs and outside consultants have been hired when necessary. We have published a company wide employee Year 2000 awareness bulletin with a second one scheduled to be published in October 1999.

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

In an effort to minimize any disruption, we have created a comprehensive contingency plan for all sites to address potential Year 2000 scenarios. The contingency plans outline alternative solutions in the event they are required. Such plans include maintaining an inventory of critical supplies such as newsprint, ink, and other consumables for at least a 30-45 day production cycle as well as creating a smaller newspaper product designed to maximize advertising content.


OUTLOOK FOR THE REMAINDER OF 1999

As we look ahead, we anticipate continued growth in revenues in the mid-single digits. Compensation expense is expected to be slightly lower than second quarter but up over prior year due to a projected increase in performance based incentives for non-contract employees resulting from performance that is projected to be higher than our original operating plan for the year. We expect newsprint expense, our second largest expense item, to continue to be down from the prior year due to reduced newsprint prices. As a result, we expect an increase in net income for the year and we expect a greater increase in diluted earnings per share due to fewer outstanding shares. We plan to continue to use our substantial free cash flow to pursue a combination of debt reduction, additional share repurchases and other investment opportunities.

                                     PART II


                            CENTRAL NEWSPAPERS, INC.


Item 1. Legal Proceedings - - None


Item 2. Changes in Securities - - None


Item 3. Default Upon Senior Securities - - None


Item 4. Submission of Matters to a Vote of Security Holders - At our Annual Meeting of Shareholders on May 11, 1999, the shareholders elected the following directors by the votes specified opposite each director's name:

                                                                         Broker
Director               Vote For      Votes Withheld    Abstentions      Non-Vote
--------               --------      --------------    -----------      --------
William A. Franke     48,926,807        21,220              -              -
L. Ben Lytle          48,947,411           616              -              -
Kathryn L. Munro      48,947,627           400              -              -
Myrta J. Pulliam      48,946,819         1,208              -              -
Frank E. Russell      48,947,411           616              -              -
Richard Snell         48,947,223           804              -              -
Louis A. Weil III     48,947,627           400              -              -

The shareholders also approved the 1999 Long-Term Incentive Plan by the following vote:

                                                                         Broker
                       Vote For      Votes Withheld    Abstentions      Non-Vote
                       --------      --------------    -----------      --------
                      47,490,489     1,441,563             265           15,710

No other matters were submitted for a vote of the shareholders during the quarter.


Item 5. Other Information - - None


Item 6. Exhibits and Reports on Form 8-K
        Exhibit 15 -- Independent Accountant's Report
        Exhibit 27 -- Selected financial data
        No reports on Form 8-K were filed during the quarter

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CENTRAL NEWSPAPERS, INC.




Dated:  August 3, 1999                    By: /s/ Louis A. Weil, III
                                              -----------------------
                                              Louis A. Weil, III
                                              Chairman, President and
                                              Chief Executive Officer




                                          By: /s/ Thomas K. MacGillivray
                                              --------------------------
                                              Thomas K. MacGillivray
                                              Vice President and
                                              Chief Financial Officer

                                EXHIBIT INDEX
                                -------------



Exhibit
  No.               Description
-------             -----------
  15                Independent Accountant's Report

  27                Selected financial data