Form 10-Q
period 1999-10-26
CENTRAL NEWSPAPERS INC
filed 1999-11-05
CIK 854094

--------------------------------------------------------------------------------

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 (Mark One)
     x            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
 ---------        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For
                  the quarterly period ended September 26, 1999

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

                                 YES x NO _____

The number of shares of each class of common stock outstanding as of October 31, 1999:

         CLASS A COMMON STOCK                               33,324,781
         CLASS B COMMON STOCK                               55,356,010

--------------------------------------------------------------------------------

                      [This Page Intentionally Left Blank]

                            Central Newspapers, Inc.

                               Index to Form 10-Q

       Part I -   FINANCIAL INFORMATION                                          Page

                  Item 1 - Financial Statements:

                           Consolidated Statement of Financial Position          4 - 5

                           Consolidated Statement of Income                        6

                           Consolidated Statement of Shareholders' Equity          7

                           Consolidated Statement of Cash Flows                    8

                           Notes to Consolidated Financial Statements              9

                  Item 2 - Management's Discussion and Analysis of
                           Financial Condition and Results of Operations        9 - 14

       Part II -  OTHER INFORMATION                                             15 - 16

                                     PART I.

Item 1. Financial Statements

                            CENTRAL NEWSPAPERS, INC.
                  Consolidated Statement of Financial Position


----------------------------------------------------------------------------------------------------------------------
                                                                                      September 26,        December 27,
ASSETS                                                                                   1999                  1998
(In thousands)                                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
                Cash and cash equivalents                                                 $43,597              $24,774
                Marketable securities                                                       3,257               12,636
                Accounts receivable (net of allowances of $3,212 and $2,602)               89,837               90,858
                Inventories                                                                10,113               11,841
                Deferred income tax benefits                                                8,680                8,430
                Other current assets                                                        9,146               11,253
----------------------------------------------------------------------------------------------------------------------
                               Total current assets                                       164,630              159,792
----------------------------------------------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT:
                Land                                                                       18,898               18,985
                Buildings and improvements                                                136,274              135,725
                Leasehold improvements                                                      1,356                  687
                Machinery and equipment                                                   424,285              407,211
                Construction in progress                                                    7,508                8,237
----------------------------------------------------------------------------------------------------------------------

                                                                                          588,321              570,845
                               Less accumulated depreciation                              318,479              287,136
----------------------------------------------------------------------------------------------------------------------

                                                                                          269,842              283,709
----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
                Land held for development                                                   5,229                5,229
                Goodwill and other intangibles                                            139,226              127,349
                Investment in Affiliate                                                     9,384                9,848
                Other                                                                      45,892               43,432
----------------------------------------------------------------------------------------------------------------------

                                                                                          199,731              185,858
----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                             $634,203             $629,359
======================================================================================================================

See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                  Consolidated Statement of Financial Position

----------------------------------------------------------------------------------------------------------------------
                                                                                      September 26,       December 27,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                     1999                 1998
(In thousands, except share data)                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
                Accounts payable                                                          $26,513              $23,088
                Short-term bank debt                                                       90,000               52,072
                Accrued compensation                                                       26,176               19,305
                Dividends payable                                                           5,048                5,217
                Accrued expenses and other liabilities                                     19,961               18,208
                Deferred revenue                                                           29,156               28,789
----------------------------------------------------------------------------------------------------------------------

                               Total current liabilities                                  196,854              146,679
----------------------------------------------------------------------------------------------------------------------

DEFERRED INCOME TAXES                                                                      27,573               26,703
----------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                            185,011              200,025
----------------------------------------------------------------------------------------------------------------------

POSTRETIREMENT AND OTHER NONCURRENT LIABILITIES                                            94,177               91,001
----------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST IN SUBSIDIARIES                                                                                2,868
----------------------------------------------------------------------------------------------------------------------

REDEEMABLE PREFERRED STOCK ISSUED BY SUBSIDIARY                                            18,920               18,920
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
                Preferred stock--issuable in series:
                  Authorized--25,000,000 shares
                  Issued--none Class A common stock--without par value:
                  Authorized--150,000,000 shares
                  Issued and outstanding--33,309,114 and 34,446,180 shares                 37,565               30,937
                Class B common stock--without par value:
                  Authorized--130,000,000 shares
                  Issued and outstanding--55,366,010 and 62,691,000 shares                     55                   63
                Retained earnings                                                          75,664              112,104
                Unamortized value of restricted stock                                      (3,226)              (1,407)
                Accumulated other comprehensive income                                      1,610                1,466
----------------------------------------------------------------------------------------------------------------------

                                                                                          111,668              143,163
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $634,203             $629,359
======================================================================================================================

See accompanying notes to consolidated financial statements.

              CENTRAL NEWSPAPERS, INC.
          Consolidated Statement of Income
  (Unaudited)




------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                         Thirteen Weeks Ended                  39 Weeks Ended
                                                         September 26,      September 27,     September 26,  September 27,
                                                              1999               1998             1999           1998
------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
                Advertising                                 $144,630           $135,390           $437,948      $411,885
                Circulation                                   36,988             36,537            115,418       112,376
                Other                                         13,497              9,399             36,912        30,787
------------------------------------------------------------------------------------------------------------------------

                                                             195,115            181,326            590,278       555,048
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
                Compensation                                  64,682             60,580            193,330       181,787
                Newsprint and ink                             21,669             25,341             77,063        84,100
                Other operating costs                         53,135             47,140            158,222       145,622
                Depreciation and amortization                 13,049             11,839             38,401        34,613
                Work force reduction cost                      3,400                                 3,692            77
------------------------------------------------------------------------------------------------------------------------

                                                             155,935            144,900            470,708       446,199
------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                              39,180             36,426            119,570       108,849

OTHER INCOME                                                   1,863                843              5,467         3,581

OTHER EXPENSES                                                (4,352)              (322)           (11,516)         (773)
------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                    36,691             36,947            113,521       111,657

PROVISION FOR INCOME TAXES                                    14,708             15,315             45,345        46,231
------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE MINORITY INTEREST AND
                EQUITY IN AFFILIATE                           21,983             21,632             68,176        65,426

MINORITY INTEREST IN SUBSIDIARIES                               (319)              (502)            (1,248)       (1,937)

EQUITY IN NET EARNINGS (LOSS) OF AFFILIATE                      (226)               327               (301)          803
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                   $21,438            $21,457            $66,627       $64,292
========================================================================================================================

NET INCOME PER COMMON SHARE:
                Basic                                          $0.54              $0.43              $1.64         $1.28
                Diluted                                         0.52               0.42               1.59          1.25

DIVIDENDS DECLARED PER CLASS A COMMON SHARE                    $0.13              $0.12              $0.37         $0.33

AVERAGE COMMON SHARES OUTSTANDING:
(combined Class A and equivalent Class B shares)
                Basic                                         39,871             49,490             40,508        50,122
                Diluted                                       41,425             50,768             41,924        51,542

See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                 Consolidated Statement of Shareholders' Equity
                                  (Unaudited)



------------------------------------------------------------------------------------------------------------
(In thousands, except share data)
                                                            Class A                           Class B
                                                          Common Stock                      Common Stock
                                                      Shares         Amount             Shares        Amount
------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 28, 1997                      44,035,252        $29,934         62,691,000           $63

      Net income (39 weeks)
      Change in net unrealized
      gain on
        available-for-sale securities

      Comprehensive Income

      Dividends
      declared:
        Class A common stock
        Class B common stock
      Exercise of stock options                      377,824          7,742
      Repurchase of Class A common stock          (1,795,460)        (1,477)
      Issuance of restricted stock                    10,500            344
      Amortization of restricted stock

------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 27, 1998                     42,628,116        $36,543         62,691,000           $63

      Net income (13 weeks)
      Change in net unrealized
      gain on
        available-for-sale securities

      Comprehensive Income

      Dividends
      declared:
        Class A common stock
        Class B common stock
      Exercise of stock options                       53,264          1,171
      Repurchase of Class A common stock          (8,244,200)        (7,075)
      Issuance of restricted stock                     9,000            298
      Amortization of restricted stock

------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 27, 1998                      34,446,180        $30,937         62,691,000           $63

      Net income (39 weeks)
      Change in net unrealized gain on
        available-for-sale securities

      Comprehensive Income

      Dividends
      declared:
        Class A common stock
        Class B common stock
      Exercise of stock options                      245,435          5,558
      Repurchase of Class A common stock          (2,200,000)        (1,994)
      Common stock conversion                        732,499              8         (7,324,990)           (8)
      Issuance of restricted
      stock,
      net of cancellations                            85,000          3,056
      Amortization of restricted stock

------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 26, 1999                     33,309,114        $37,565         55,366,010           $55
============================================================================================================

---------------------------------------------------------------------------------------------------------------
                                                                  Unamortized       Accumulated
                                                                    Value of           Other
                                                  Retained        Restricted       Comprehensive
                                                  Earnings           Stock            Income            Total
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 28, 1997                      $352,531          ($1,924)            $1,675         $382,279

      Net income (39 weeks)                         64,292                                               64,292
      Change in net unrealized
      gain on
        available-for-sale securities                                                     (345)            (345)
                                                                                                      ---------
      Comprehensive Income                                                                               63,947
                                                                                                      =========
      Dividends
      declared:
        Class A common stock                       (14,409)                                             (14,409)
        Class B common stock                        (2,069)                                              (2,069)
      Exercise of stock options                                                                           7,742
      Repurchase of Class A common stock           (56,638)                                             (58,115)
      Issuance of restricted stock                                     (344)
      Amortization of restricted stock                                  849                                 849

---------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 27, 1998                     $343,707          ($1,419)            $1,330         $380,224

      Net income (13 weeks)                         24,250                                               24,250
      Change in net unrealized
      gain on
        available-for-sale securities                                                      136              136
                                                                                                      ---------
      Comprehensive Income                                                                               24,386
                                                                                                      =========
      Dividends
      declared:
        Class A common stock                        (4,134)                                              (4,134)
        Class B common stock                          (752)                                                (752)
      Exercise of stock options                                                                           1,171
      Repurchase of Class A common stock          (250,967)                                            (258,042)
      Issuance of restricted stock                                     (298)
      Amortization of restricted stock                                  310                                 310

---------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 27, 1998                      $112,104          ($1,407)            $1,466         $143,163

      Net income (39 weeks)                         66,627                                               66,627
      Change in net unrealized gain on
        available-for-sale securities                                                      144              144
                                                                                                      ---------
      Comprehensive Income                                                                               66,771
                                                                                                      =========
      Dividends
      declared:
        Class A common stock                       (12,725)                                             (12,725)
        Class B common stock                        (2,136)                                              (2,136)
      Exercise of stock options                                                                           5,558
      Repurchase of Class A common stock           (88,206)                                             (90,200)
      Common stock conversion
      Issuance of restricted
      stock,
      net of cancellations                                           (3,056)
      Amortization of restricted stock                                1,237                               1,237

---------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 26, 1999                      $75,664          ($3,226)            $1,610         $111,668
===============================================================================================================

See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------
(In thousands)
                                                                                    39 Weeks Ended
                                                                           September 26,         September 27,
                                                                               1999                   1998
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
               Net income                                                      $66,627                $64,292
               Items which did not use (provide) cash:
                 Depreciation and
               amortization                                                     38,401                 34,613
                 Postretirement and pension benefits                             5,200                  2,645
                 Loss (gain) on disposition of assets                           (1,742)                   131
                 Minority interest in earnings of
               subsidiaries                                                      1,248                  1,937
                 Equity loss (earnings) in Affiliate                               301                   (803)
                 Deferred income taxes                                          (1,020)                  (637)
                 Amortization of restricted stock awards                         1,237                    849
                 Other                                                            (900)                  (568)
                 Net proceeds from (purchases of) trading securities            12,510                 (1,578)
                 Net change in other current assets and liabilities             20,719                 12,508
-------------------------------------------------------------------------------------------------------------

                             Net cash provided by operating activities         142,581                113,389
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
               Purchases of property, plant and equipment                      (22,280)               (30,916)
               Net proceeds from (purchases of) available-for sale
               securities                                                        1,942                 (3,143)
               Acquisitions                                                    (17,681)                (5,839)
               Other                                                            (5,008)                (1,244)
-------------------------------------------------------------------------------------------------------------

                             Net cash used by investing activities             (43,027)               (41,142)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
               Cash dividends paid                                             (14,699)               (16,478)
               Dividends paid to minority interest                              (2,391)                (1,324)
               Proceeds from exercise of stock options                           3,563                  4,200
               (Repayments) borrowings of short-term debt                       38,009                 (5,405)
               Repayments of long-term debt                                    (15,013)
               Repurchase of common stock                                      (90,200)               (58,115)

                             Net cash used by financing activities             (80,731)               (77,122)
-------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                           18,823                 (4,875)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  24,774                 36,924
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $43,597                $32,049
=============================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
               Income taxes paid                                               $43,600                $49,880
               Interest paid                                                    11,233                    277

See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Central Newspapers, Inc. and its subsidiaries (the "Company") are primarily engaged in the publishing and distribution of newspapers. Revenues are principally derived from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. The Company also owns Career Services, Inc., which is predominantly in the job fair business and a 13.5% interest in Ponderay Newsprint Company ("Affiliate"), a partnership formed to own a newsprint mill in the State of Washington.

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

4. On October 31, 1999, we completed the sale of our 80% interest in Homebuyer's Fair, Inc., its subsidiary National School Reporting Services, Inc. and FAS Hotline to Homestore.com, Inc. The net proceeds from the sale were $51.9 million, consisting of $49.5 million in cash and receivables and 50,000 shares of Homestore.com, Inc. stock, valued at $2.4 million at closing. The pretax and after-tax gains on the sale were $32.7 million and $19.6 million, respectively.


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

         - weakness in advertising categories due to a variety of factors including retail consolidations, declines in the advertising budgets of major customers, increased competition from print and non-print products, including the internet, and new competitors emerging in our markets;

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


GENERAL

Our principal line of business is newspaper publishing. We derive revenues primarily from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. We also own:

         - a 100% interest in Career Services, Inc., which is predominantly in the job fair business;

         - a 13.5% interest in Ponderay newsprint company, a partnership that owns a newsprint mill in the State of Washington;

         - a 100% interest in Carantin & Co. Inc., which provides direct marketing support services to its clients.

The analysis of the third quarter and the nine month period ended September 26, 1999 compared with comparable 1998 periods should be read in conjunction with the fiscal 1998 consolidated financial statements and the accompanying notes to the consolidated financial statements.

Our business tends to be seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year.


RECENT EVENTS

On October 31, 1999, we completed the sale of our 80% interest in Homebuyer's Fair, Inc., its subsidiary National School Reporting Services, Inc. and FAS Hotline to Homestore.com, Inc. The net proceeds from the sale were $51.9 million, consisting of $49.5 million in cash and receivables and 50,000 shares of Homestore.com, Inc. stock, valued at $2.4 million at closing. The pretax and after-tax gains on the sale were $32.7 million and $19.6 million, respectively.

On October 1, 1999, we ceased publication of our afternoon newspaper, The Indianapolis News, and realigned the news gathering structure of our morning newspaper, The Indianapolis Star. On September 14, 1999, we announced plans to outsource the transportation function for The Indianapolis Star. These changes resulted in recording a one-time pretax charge to earnings of $3.4 million in the third quarter of 1999 and are expected to result in annual pretax savings of approximately $4.0 million. A substantial portion of the savings will be derived from elimination of approximately 83 positions as a result of these actions.

On September 14, 1999, the Board of Directors approved relocation of our Indianapolis presses from the Star/News headquarters to a new facility adjacent to our Pulliam Production Center. This plan will be executed over a three to four year period beginning in fiscal 2000, at a total cost of approximately $70.8 million. The relocation is expected to afford The Indianapolis Star the ability to more than double its color advertising capacity. It will also provide increased flexibility in creating additional zoned editions of The Indianapolis Star. The plan will result in the elimination of approximately 80 production and transportation positions. Within five years, we expect this project to generate estimated annual cash savings of approximately $6.1 million.

On August 12, 1999, the Board of Directors approved repurchase and retirement of 2,200,000 shares of Class A Common Stock from the Eugene S. Pulliam Revocable Trust for a total consideration of approximately $90.2 million. This repurchase was financed through additional borrowings of $90.0 million from the $300 million revolving credit facility established in 1998.

On April 30,1999, we purchased the remaining 20% of Career Services, Inc. that we did not previously own for approximately $13.7 million from the minority shareholders. This transaction is not expected to have a material impact on future earnings.

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


QUARTERLY RESULTS OF OPERATIONS

Third quarter and year-to-date diluted earnings per share for 1999 were $.52 and $1.59 for increases of 23.8% and 27.2%, respectively, over the corresponding 1998 periods. Excluding special charges, diluted earnings per share would have been $.57 for the third quarter of 1999 and $1.64 for the 1999 nine month period, which represented increases of 35.7% and 31.2%, respectively, versus comparable 1998 amounts. Operating income for the third quarter and the nine months of 1999 was $39.2 million and $119.6 million, respectively, which represented increases of 7.6% and 9.9%, respectively, over comparable 1998 periods. Excluding special charges, operating income increased 16.9% for the third quarter and 13.2% for the nine month period compared to 1998 periods. The increase in operating income for the nine months between the periods was primarily due to a 6.3% increase in advertising revenue and savings achieved from reduced newsprint prices.

Net income for the third quarter of 1999 was $21.4 million, which was comparable to the same period of 1998. For the nine month period, net income for 1999 was $66.6 million, up 3.6% over the prior year. Excluding special charges, net income increased 9.4% for the third quarter and 7.0% for the nine month period, compared to 1998 periods. EBITDA (operating income before depreciation, amortization and special charges) for the comparable periods was $55.6 million for the third quarter of 1999 and $161.7 million year-to-date, representing increases of 15.3% and 12.6%, respectively, versus comparable 1998 amounts.


OPERATING REVENUES

Third quarter and the nine month revenues increased to $195.1 million and $590.3 million for increases of 7.6% and 6.4%, respectively, when compared with the same 1998 periods.

Advertising revenue for the three and nine month periods ended September 26, 1999 was $144.6 million and $437.9 million for increases of 6.8% and 6.3%, respectively over comparable periods in 1998. The increases in advertising revenue for the third quarter of 1999 resulted from gains in national and retail advertising in both major markets and gains in classified advertising in the Phoenix market.

Circulation revenue for the third quarter and year-to-date periods increased to $37.0 million and $115.4 million, respectively, for increases of 1.2% and 2.7% when compared to 1998. The increase is primarily due to the distribution system conversion to delivery agents in the state of Indiana delivery area (resulting in a revenue increase of $0.5 million for the third quarter of 1999 and $1.5 million for the nine month period of 1999) and an April 1999 Arizona Republic home delivered price increase.

Other revenue for the third quarter and year-to-date was $13.5 million and $36.9 million, for increases of 43.6% and 19.9%, respectively, over comparable 1998 periods. The increase for the third quarter of 1999 was due to gains in online, direct marketing and commercial printing revenue.

The following is a summary of major market linage and circulation statistics for the third quarter and nine month periods:

 (In thousands, except circulation)

                                                 Third Quarter             %                 Year-to-date            %
                                                 1999         1998      Change             1999         1998      Change
                                                 ----         ----      ------             ----         ----      ------
Full Run Linage in six column inches:
  Retail                                        707.7        686.7        3.1%          2,183.9      2,059.0        6.1
  National                                      133.3        113.8       17.1%            400.5        336.8       18.9
  Classified                                    878.2        819.6        7.1%          2,555.8      2,436.4        4.9
                                                -----        -----      ------          -------      -------      -----
Total                                         1,719.2      1,620.1        6.1%          5,140.2      4,832.2        6.4
                                              =======      =======      ======          =======      =======      =====

Full Run Linage by Major Markets:
  Phoenix                                       771.4        728.4        5.9%          2,357.1      2,263.4        4.1
  Indianapolis                                  947.8        891.7        6.3%          2,783.1      2,568.8        8.3
                                                -----        -----        ----          -------      -------        ---
Total                                         1,719.2      1,620.1        6.1%          5,140.2      4,832.2        6.4
                                              =======      =======      ======          =======      =======      =====

Net Advertising Revenue                      $144,630     $135,390        6.8%         $437,948     $411,885        6.3

Combined Average Daily Circulation:
  Phoenix                                     422,735      424,978       (0.5)%         464,497      466,793       (0.5)
  Indianapolis a.m.                           235,776      224,056        5.2%          241,566      233,882        3.3
  Indianapolis p.m.                            30,772       34,967      (12.0)%          31,937       36,339      (12.1)
Sunday Circulation:
  Phoenix                                     545,452      545,360        0.0%          584,784      582,596        0.4
  Indianapolis                                369,475      390,449       (5.4)%         375,416      390,911       (4.0)

OPERATING EXPENSES

Compensation costs, which include fringe benefits, increased 6.8% to $64.7 million in the third quarter and 6.4% to $193.3 million for the nine month period. With headcount flat year over year, the increase in expense was primarily attributable to merit increases, volume related commission increases and performance based bonuses.

Newsprint and ink expense of $21.7 million decreased 14.5% in the third quarter of 1999 and 8.4% for the nine month period. The decreases in newsprint expense were primarily due to lower newsprint prices during both 1999 periods when compared with 1998 offset by a volume increase of 3.8% for the third quarter and 2.8% for the nine month period over comparable 1998 periods related to increased advertising linage and added newspaper sections.

Other operating costs increased 12.7% to $53.1 million in the third quarter and 8.7% to $158.2 million for the nine month period. Significant items contributing to these increases in both 1999 periods versus the same 1998 periods included:

-    costs associated with new database marketing projects and online services;

-    software maintenance costs related to new systems;

- distribution costs related to the conversion to circulation agents in the state distribution area of Indianapolis;

-    contributions to local communities; and

-    professional fees.

Depreciation and amortization expense increased 10.2% to $13.0 million in the third quarter and 10.9% to $38.4 million year-to-date. The expense increases were primarily a result of new information technology projects in Phoenix and Indianapolis.

We recorded work force reduction costs of $3.4 million in the third quarter of 1999 and $3.7 million for the nine months ended September 26, 1999. Of the third quarter amount, approximately $1.2 million resulted from closure of the Indianapolis News and approximately $2.2 million related to outsourcing of the Indianapolis transportation department. Approximately 83 positions were eliminated as a result of these actions.

NON-OPERATING ITEMS AND EQUITY IN AFFILIATE

Other non-operating income (primarily investment income) increased to $1.9 million from $0.8 million in the third quarter of 1999 primarily due to an increase in investable cash from operations and income from limited partnership gains. Other non-operating expense increased $4.0 million in the third quarter and $10.7 million year-to-date from an increase in interest expense related to higher debt levels associated with the purchase of Class A common stock from the Eugene S. Pulliam Revocable Trust in the current period and the Nina Mason Pulliam Charitable Trust in the last quarter of 1998. Income tax expense for the nine months of 1999 and 1998 was $45.3 million and $46.2 million, respectively, reflecting effective tax rates of 39.9% and 41.4%, respectively. The rate decrease was largely a result of operational changes.

Equity in Affiliate recorded losses in the third quarter and the nine month period due to an decrease in newsprint selling prices by Ponderay Newsprint Company.


LIQUIDITY AND CAPITAL RESOURCES FOR THE QUARTER ENDED

Net cash provided by operating activities is our primary source of liquidity. Net cash provided by operating activities, excluding the effects of net proceeds from (or net purchases of) trading securities for the first nine months of 1999 and 1998, was $130.1 million and $115.0 million, respectively. Changes for both years were primarily attributable to net income and working capital differences.

The principal uses of cash in the first nine months of 1999 were repurchase of
2.2 million shares of Class A common stock from the Eugene S. Pulliam Revocable Trust, the purchase of the remaining 20% of Career Services Inc., repayment of debt, capital expenditures and the payment of dividends. The corresponding 1998 period included the purchase of 2.5 million shares of Class A common stock from the Nina Mason Pulliam Charitable Trust, capital expenditures, payment of dividends, and repayment of bank debt. At the end of the nine month period, our available cash and investments totaled $46.9 million, an increase of $9.4 million from the balance at the end of 1998. The ratio of current assets to current liabilities was 0.8:1 at September 26, 1999 vs. 1.1:1 at the end of 1998.

Total capital expenditures for the nine months of 1999 were $22.3 million compared to $30.9 million for the comparable 1998 period. On September 14, 1999, the Board of Directors approved an Indianapolis press project of approximately $70.8 million to be executed over a three to four year period beginning in fiscal 2000. As of September 26, 1999, there were no significant formal commitments related to future capital expenditures.

On September 14, 1999, the Board of Directors approved an 8.3% increase in our cash dividend to a new annual rate of $0.52 per share on its Class A common stock and $0.052 on its Class B common stock. Dividends of $0.13 per share on the Class A common stock and $0.013 on the Class B common stock were declared during the quarter and paid October 7, 1999. Total Class A and B dividends paid during the nine month period of 1999 were $14.7 million.

On August 22, 1999, we repurchased 2,200,000 shares of Class A common stock at $41 per share from the Eugene S. Pulliam Revocable Trust. The $90.2 million transaction was funded through utilization of our $300 million credit facility. As of September 26, 1999, $275.0 million in debt remained outstanding under this facility.

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

In 1998, we requested letters of compliance from each of our vendors and, wherever possible, we worked with our vendors to determine an appropriate testing and compliance process. We continue to receive upgrades and patches from our system, database and telecommunications vendors and we install and test these as they are received. In addition, certain employees have attended a number of Year 2000 training programs and outside consultants have been hired when necessary. We have published company wide employee Year 2000 awareness bulletins.

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


OUTLOOK FOR THE REMAINDER OF 1999

We anticipate growth in revenues for the remainder of 1999 at a rate that approximates four to six percent compared with the same period in 1998. Compensation expense is expected to be higher than the third quarter due to an increase in performance based incentives for non-contract employees resulting from performance that is projected to be higher than our original operating plan for the year. We expect newsprint expense, our second largest expense item, to continue to be down from the prior year due to reduced newsprint prices. As a result, we expect an increase in net income for the year and we expect a greater increase in diluted earnings per share due to fewer outstanding shares. We plan to continue to use our substantial free cash flow to pursue a combination of debt reduction, additional share repurchases and other investment opportunities.

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

                                                  CENTRAL NEWSPAPERS, INC.



Dated: November 3, 1999                       By: /s/ Louis A. Weil, III
                                                  ___________________________
                                                  Louis A. Weil, III
                                                  Chairman, President and
                                                  Chief Executive Officer


                                              By: /s/ Thomas K. MacGillivray
                                                  ______________________________
                                                  Thomas K. MacGillivray
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX



  Exhibit Number         Description

    Exhibit 15           Independent Accountant's Report

    Exhibit 27           Selected financial data