Form 10-K
period 1999-12-26
CENTRAL NEWSPAPERS INC
filed 2000-03-23
CIK 854094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 1999

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-10333

CENTRAL NEWSPAPERS, INC.

(Exact name of Registrant as specified in its charter)

Indiana (State or Other Jurisdiction of Incorporation or Organization) 200 E. Van Buren Street, Phoenix, Arizona (Address of Principal Executive Offices)	35-0220660 (I.R.S. Employer Identification No.) 85004 Zip Code

(602) 444-1100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, Without Par Value	New York Stock Exchange
(Title of Class)	(Name of Each Exchange on which Registered)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

      The aggregate market value of the voting stock held by non-affiliates on March 14, 2000, based on the closing price for the Company’s Class A Common Stock on the New York Stock Exchange on such date, and assuming the conversion of all outstanding shares of Class B Common Stock into shares of Class A Common Stock at a ratio of one-tenth (.10) of a share of Class A Common Stock for each share of Class B Common Stock: approximately $914,763,000. For purposes of the foregoing calculation only, required by Form 10-K, the Registrant has included as shares owned by affiliates, the shares of Class A Common Stock and Class B Common Stock beneficially owned by officers and directors of the Registrant and by holders of 10% or more of either class. Such inclusion shall not be construed as an admission that any such person is an affiliate for any other purpose.

Shares outstanding at March 14, 2000:

Class A Common Stock — 33,215,447 shares
Class B Common Stock — 55,356,010 shares

Documents Incorporated by Reference

      Portions of our 1999 definitive Proxy Statement for our 2000 Annual Meeting of Shareholders (to be held May 16, 2000) (incorporated in part III to the extent provided in items 10, 11, 12 and 13).

PART I

PART I

Item 1.  Business.

      We are an Indiana corporation and were incorporated in 1934. We publish the following newspapers, which had average circulation, as set forth below for the fiscal year ended December 26, 1999:

•	The Arizona Republic, average daily circulation of 465,073 and 586,177 Sunday;

•	The Indianapolis Star, average daily circulation of 266,794 and 371,712 Sunday;

•	The Alexandria Daily Town Talk, serving central Louisiana, average circulation of 35,673 daily and 42,749 Sunday;

•	The Star Press, in Muncie, Indiana, average circulation of 34,144 daily and 37,551 Sunday;

•	The Vincennes Sun-Commercial, in Vincennes, Indiana, average circulation of 12,373 daily and 14,468 Sunday;

•	The Daily Ledger, average daily circulation of 11,800; and

•	nine controlled circulation newspapers which are home-delivered and free to readers serving the northern and southern suburbs of Indianapolis, average weekly circulation of 107,800.

      We also own:

•	Carantin & Co., a direct marketing services company;

•	CNT Corp., a centralized shared services center that delivers technology services to internal and external customers;

•	CNI Ventures, a company that manages our investment activities in the Internet and technology sectors;

•	a 23.2% interest in BrassRing, Inc., a leading provider of recruiting services to businesses;

•	a 13.5% interest in Ponderay newsprint company, a partnership that owns a newsprint mill in the state of Washington; and

•	McCormick Graphics, a commercial printer.

      We seek to maintain our position as both the primary source of news and information for our readers as well as the most effective way for advertisers to reach their target markets. To this end, we manage our newspapers with a commitment to the highest standards of product quality and journalistic excellence. For example, The Arizona Republic was the first major daily newspaper in the country to have its pages fully composed by computer generation, enabling us to deliver higher quality products. Since 1990, our newspapers have won Pulitzer prizes for investigative reporting and political cartooning, as well as numerous other awards from industry organizations such as the American Association of Sunday and Feature Editors, the Society for Newspaper Design and the National Press Photographers’ Association, among others.

      The following is a list of Internet addresses for CNI and its subsidiaries:

•	Central Newspapers, Inc.: http://www.centralnews.com;

•	Phoenix Newspapers, which includes The Arizona Republic and The Arizona Business Gazette: http://www.azcentral.com;

•	Indianapolis Newspapers, which includes The Indianapolis Star : http://www.starnews.com;

•	Alexandria Newspapers, which includes The Alexandria Daily Town Talk, McCormick Graphics and Press Works: http://www.thetowntalk.com;

•	Muncie Newspapers, which includes The Muncie Star Press and The Advertiser Group: http://www.thestarpress.com;

      •  Topics Newspapers, which includes The Daily Ledger: http://www.topics.com; and

•	Carantin & Co., Inc.: http://www.carantin.com.

The Arizona Republic

      In Phoenix, we currently publish The Arizona Republic, together with The Arizona Business Gazette, a weekly newspaper. We originally acquired a 30% interest in The Arizona Republic and The Phoenix Gazette in 1946. We have owned 100% of these newspapers since 1977. On January 18, 1997, we stopped publishing The Phoenix Gazette. We were able to convert approximately 85% of the subscribers of The Phoenix Gazette to The Arizona Republic.

Circulation

      Approximately 86% of the daily and 72% of the Sunday circulation of The Arizona Republic was home delivered as of December 26, 1999, with the remainder being single copy sales. The circulation level of The Arizona Republic is seasonal due to the large number of part-year residents in the Phoenix area. Typically, circulation for The Arizona Republic achieves its highest levels in February and March and decreases during the late spring and summer months. During 1999, the seasonal variation was approximately 98,774 daily and 99,932 Sunday. The following table shows the average paid daily circulation for The Arizona Republic and The Phoenix Gazette for the periods shown. The figures for fiscal years ended 1996 and 1997 are based upon reports issued by the ABC, an independent agency that audits the circulation of daily and Sunday newspapers, and include circulation outside the Phoenix metropolitan statistical area (“MSA”). The figures for the fiscal year ended December 26, 1999 are based upon our records. Net circulation revenue for the periods shown is based upon our records.

	Fiscal Year Ended

	December 28,	December 27,	December 26,
	1997(1)	1998	1999

The Arizona Republic (Sunday)	583,068	585,890	586,177

The Arizona Republic (Daily)	460,406	467,276	465,073

Net circulation revenue (in thousands)	$86,800	$90,170	$92,471

(1)	Combined daily circulation includes The Arizona Republic and The Phoenix Gazette, and net circulation revenue includes The Phoenix Gazette, through January 18, 1997, the last day of its publication.

      The home-delivered pricing structure for seven day subscriptions is based on length of subscription. The home-delivered price for The Arizona Republic (seven days) in the Phoenix MSA, ranges from $3.55 per week for a fifty-two week subscription to $3.85 per week for an eight-week subscription. There is also a four-week direct bank debit option of $3.55 per week. The home-delivered price for The Arizona Republic (six days) is $2.50 per week for all subscription terms. A weekend package comprising the Sunday paper and the Friday and Saturday edition is offered at $3.00 per week. The single copy price of the morning paper is $0.50 and $2.00 for the Sunday paper.

      The Arizona Business Gazette contains business news and legal notices relating to the Phoenix metropolitan area. The average paid circulation of The Arizona Business Gazette was 10,561, 7,348 and 4,734 for 1997, 1998 and 1999, respectively.

Advertising

      The newspapers generate revenue from two primary types of advertisements: “run-of-paper,” which are printed in the body of the newspaper, and “preprinted,” which are furnished by the advertiser and inserted into the newspaper. We derive the majority of our advertising revenue for our Arizona newspapers from run-of-paper advertisements. However, like other major newspapers, The Arizona Republic has experienced an increase in advertisers’ use of preprinted advertisements in recent years. Because preprinted advertisements are furnished by the advertisers and can be distributed by alternate means, revenues and profits from preprinted advertisements are generally lower than those from run-of-paper advertisements. To encourage use of run-of-paper advertisements, we structure our advertising rates to provide more favorable rates to high volume and frequent run-of-paper advertisers.

      We also structure our advertising format to accommodate the numerous communities that comprise the Phoenix metropolitan area. The Arizona Republic publishes “Community” sections that are inserted in up to twelve zoned editions on certain days of the week. Zoned editions, which include news stories and advertisements targeted to specific communities or geographic areas, provide an important means of competing with news coverage of local newspapers and thereby promote circulation. Other part-run sections are also provided to accommodate the needs of advertisers for more targeted distribution.

      The combined run-of-paper advertising linage for our Arizona newspapers for the periods shown and the combined advertising revenues of the newspapers for such periods are set forth in the following table:

	Fiscal Year Ended(1)

	December 28,	December 27,	December 26,
	1997	1998	1999

Advertising linage — run-of-paper (in thousands of six column inches):

Full-run	2,829	2,904	3,032

Part-run	1,182	1,322	1,436

Weekly	242	185	190

Net advertising revenue (in thousands)	$333,583	$351,681	$375,322

(1)	Linage statistics for 1997, 1998 and 1999 excludes linage of The Phoenix Gazette, which ceased publication in January 1997. Net advertising revenue includes The Phoenix Gazette.

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

Production

      The Arizona Republic’s editing and composing functions are performed primarily at our facility in downtown Phoenix. The Arizona Republic was the first major daily newspaper in the country to have its pages fully composed by computer generation, enabling us to produce a higher quality product. Electronic pagination allows entire pages of the newspaper to be formatted at a computer terminal. Composed pages are electronically transmitted from the newspaper’s downtown facility to its two satellite production facilities.

      The Arizona Republic’s two satellite production facilities are located in Deer Valley, which is north of downtown Phoenix, and in Mesa, Arizona. The Deer Valley facility includes four offset presses and related production equipment, as well as circulation, advertising and editorial offices. This facility began production during the first quarter of 1992, with full operation commencing in the third quarter of 1992. The Mesa facility began operation in 1982 and has been subsequently expanded and upgraded. It has three offset presses and related production equipment. We own an additional undeveloped site in western Maricopa County for a possible satellite production facility to meet future growth.

Indianapolis Newspapers

      We formed Indianapolis Newspapers, a division of Indiana Newspapers, Inc. (“INI”) in 1948, through which we currently publish The Indianapolis Star. At the end of 1996, we owned 90.2% of the voting equity of

INI and had the right to elect INI’s Board of Directors. On January 3, 1997, we acquired the remaining voting equity of INI. In October 1999, we ceased publication of the afternoon newspaper, The Indianapolis News, and realigned the news gathering structure of The Indianapolis Star.

Circulation

      Approximately 81% of the daily and 79% of the Sunday circulation of The Indianapolis Star was home-delivered as of December 26, 1999, with the remainder being single copy sales.

      The following table shows the average paid daily circulation for The Indianapolis Star and The Indianapolis News for the last three fiscal years. The figures for 1997 and 1998 are based upon reports issued by the ABC and include circulation outside the Indianapolis metropolitan statistical area. The figures for the fiscal year ended December 26, 1999 are based upon our records. Net circulation revenue is based upon our records.

	Fiscal Year Ended

	December 28,	December 27,	December 26,
	1997	1998	1999(1)

The Indianapolis Star (Sunday)	391,820	390,479	371,712

The Indianapolis Star (Daily)	228,421	232,266	266,794

The Indianapolis News (Daily)	41,165	35,719	—

Net circulation revenue (in thousands)	$46,444	$50,020	$50,567

(1)	Combined daily circulation includes The Indianapolis Star and The Indianapolis News, and net circulation revenue includes The Indianapolis News, through October 1, 1999, the last day of publication.

      The home-delivered price for The Indianapolis Star (seven days) in the Indianapolis metropolitan statistical area ranges from $3.60 to $3.80 per week based on the subscription term and type. The single copy price is $0.50 for the daily paper. The home-delivered price of the Sunday newspaper is $1.80, and the single copy price is $1.75.

Advertising

      As is the case for The Arizona Republic, The Indianapolis Star derives the majority of its advertising revenues from run-of-paper advertisements. The Indianapolis Star has also experienced an increase in advertisers’ use of preprinted advertisements in recent years. To encourage use of run-of-paper advertisements, we structure our advertising rates to provide more favorable rates to high volume and frequent run-of-paper advertisers. The combined run-of-paper advertising linage for The Indianapolis Star for the past three fiscal years and the advertising revenue for such periods are set forth in the following table:

	Fiscal Year Ended(1)

	December 28,	December 27,	December 26,
	1997	1998	1999

Advertising linage — run-of-paper (in thousands of six column inches):

Full-run	2,087	2,117	2,259

Net advertising revenue (in thousands)	$167,212	$170,946	$181,292

(1)	Linage statistics for 1997, 1998 and 1999 exclude linage of The Indianapolis News, which ceased publication in October 1999. Net advertising revenue includes The Indianapolis News.

Distribution

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

      In 1998, we converted the home-delivered system in the State area of Indiana to an agency-based distribution system. We replaced approximately 250 carriers with 14 delivery agents, who are paid on a commission basis. We believe the conversions have:

•	allowed for uniform pricing;

•	resulted in higher levels of customer satisfaction; and

•	helped facilitate the creation of customer databases.

      We have implemented a centralized billing system that removes the responsibility for billing and collection from the agents.

      In October 1999, we outsourced the transportation function of The Indianapolis Star to Penske Logistics, Inc. who primarily provide for the transportation of newspapers from the dock to the agents.

Production

      All editorial and production functions are currently handled from our facility in downtown Indianapolis, which is equipped with six offset presses and related production and distribution equipment.

      In September 1999, the Board of Directors approved a $70.8 million press project for The Indianapolis Star . The new presses will be located in a facility adjacent to our Pulliam Production Center. This plan will be executed over a three year period beginning in fiscal 2000. The project is expected to afford The Indianapolis Star the ability to more than double its color advertising capacity, provide increased flexibility in creating additional zoned editions, and improve operating efficiency by reducing headcount.

Smaller Newspapers

      In March 1996, we purchased 100% of the outstanding common stock of McCormick & Company, Inc., now Alexandria Newspapers, Inc., the parent company of The Alexandria Daily Town Talk newspaper and McCormick Graphics, Inc., a commercial printing subsidiary. The Alexandria Daily Town Talk serves Rapides Parish in Central Louisiana and the outlying areas within a 50 mile radius, with a population base of approximately 282,000. For the fiscal year ended December 26, 1999, the average paid circulation of The Alexandria Daily Town Talk was 35,673 daily and 42,749 Sunday.

      We also publish The Star Press (mornings and Sundays) in Muncie, Indiana — we formerly published two newspapers in the Muncie market, The Muncie Star and The Muncie Evening Press, but merged the two newspapers into The Star Press in May 1996 to improve product quality and cost efficiency. The Star Press serves Muncie and east central Indiana, which has a population base of just over 370,000. For the fiscal year ended December 26, 1999, the average paid circulation of The Star Press was 34,144 daily and 37,551 Sunday.

      We publish The Daily Ledger (which for 1999 had an average daily circulation of 11,800) and nine controlled circulation newspapers (which for 1999 had an average weekly circulation of 107,800) that serve the northern suburbs of Indianapolis, the fastest growing area of metropolitan Indianapolis.

      We publish The Vincennes Sun-Commercial, a daily newspaper that serves the city of Vincennes, Indiana, with a population of approximately 24,700. For the fiscal year ended December 26, 1999, the average paid circulation of The Vincennes Sun-Commercial was 12,373 (five days) and 14,468 Sunday.

      The revenues earned by these smaller publications represented approximately 6.0%, 6.0% and 6.1% in 1997, 1998 and 1999, respectively, of our total revenues.

CNT Corp.

      On December 28, 1998, we formed CNT Corp., a centralized shared services center that delivers technology services to internal and external customers. In 1999, we completed the transition of services for several of our subsidiaries, including our two largest newspapers, to the center.

CNI Ventures, Inc.

      In March 2000, we incorporated CNI Ventures, Inc. and contributed investments from CNI to the new subsidiary. CNI Ventures will identify and invest in emerging technology businesses which offer information products and services and will target companies that are developing new methods of communication and delivery methods for news and information.

BrassRing, Inc.

      In March 2000, we sold Career Services, Inc. by merging our wholly-owned subsidiary into BrassRing, Inc., a venture of Kaplan, Inc. (a wholly-owned subsidiary of The Washington Post Company), Tribune Company, and the venture capital firm, Accel Partners, for 23.2% of BrassRing, Inc. We believe this alliance will:

•	combine a group of online and offline assets that will reach employees at virtually every stage of their careers while offering employers solutions for managing their hiring efforts;

•	provide us with a stake in a fast growing business uniquely positioned in the business-to-business hiring management and recruitment industry; and

•	provide employers with more options to meet the strong demand for top information technology professionals.

Homebuyer’s Fair

      In October 1999, we sold our 80% interest in Homebuyer’s Fair to Homestore.com, Inc. Our 80% interest was purchased in October 1997. Homebuyer’s Fair is a Phoenix-based Internet company which provides services and information for people who are moving and for corporations that are relocating their employees. In September, 1998, we acquired National School Reporting Services, Inc., a leading provider of information about schools and school systems across the nation.

Carantin & Co., Inc.

      In December, 1998, we acquired Carantin & Co., Inc., a Phoenix-based company that provides direct mail and other direct marketing support services to its clients. This acquisition will enhance the direct marketing and database marketing capabilities of CNI.

Classified Ventures

      We own a 3% interest in Classified Ventures, an independent company owned by a consortium of newspaper companies whose mission is to be the preeminent online national classified advertising service in the automotive, apartments and new homes classified categories. Classified Ventures utilizes both national sales personnel and sales representatives from our newspapers to sell advertising and services. Investment in this business fits with our strategy of new business development and protection of our classified advertising business.

Raw Materials — Ponderay Newsprint Company

      We consumed approximately 189,000 metric tons of newsprint in fiscal year 1999 and expect that consumption will increase in 2000 due primarily to anticipated linage gains. We currently obtain newsprint from a number of suppliers, both foreign and domestic, under long-term contracts, standard in the industry, which offer dependable sources of newsprint at current market rates.

      To provide us with an additional source of newsprint for a portion of our needs, we joined with four other newspaper publishing companies and a major newsprint manufacturer in forming a general partnership, Ponderay Newsprint Company (“Ponderay”), to own and operate a newsprint mill in Usk, Washington. The mill began operations in December 1989. We are required to purchase on an annual basis the lesser of 13.5% of Ponderay’s newsprint production or 28,400 metric tons on a “take if tendered” basis until the related debt recorded by Ponderay is repaid.

Competition

      We face competition for advertising revenue from television, radio, the Internet and direct mail programs, as well as competition for advertising and circulation from suburban neighborhood and national newspapers and other publications. Competition for advertising is based upon:

•	circulation levels;

•	readership demographics;

•	advertising rates; and

•	advertiser results.

      Competition for circulation is generally based upon:

•	content;

•	journalistic quality; and

•	the price of the newspaper.

      In Phoenix, several suburban newspapers owned by major media corporations operate in cities that are part of the Phoenix metropolitan area and compete with The Arizona Republic for advertising and circulation. The most significant of these competitors is Thomson Corporation, which owns five daily newspapers in the East Valley region. These newspapers had a combined paid daily circulation of 93,407, compared to 186,003 for The Arizona Republic in this region in 1998, the period for which the latest ABC audit figures are available. In 1997, The Arizona Republic introduced four new “Community” sections to maintain its position as the leading source of news and information in this region. In Indianapolis, our newspapers do not experience significant direct competition from suburban newspapers. In February 2000, Thomson corporation announced its intention to sell its U.S. newspapers, including the East Valley publications.

Employees — Labor

      As of December 26, 1999, we had approximately 5,000 employees (including 1,117 part-time employees), 35% of whom were covered by a total of 23 collective bargaining agreements. Given the large number of collective bargaining agreements, we are frequently involved in labor negotiations. As of March 14, 2000, we were involved in ongoing negotiations with respect to five different bargaining agreements, involving approximately 413 employees engaged in various trades at our facilities. No assurance can be given as to the outcome of these negotiations or as to their impact on us. We have never had a significant strike or work stoppage at our operations and we consider our labor relationships with our employees to be satisfactory.

Our Executive Officers

      Our executive officers are:

Name	Age	Positions

Louis A. Weil III	59	Chairman, President, and Chief Executive Officer

Thomas K. MacGillivray	39	Senior Vice President and Chief Financial Officer

Eric S. Tooker	38	Vice President, General Counsel, and Secretary

Kevin J. Salcido	39	Vice President of Human Resources

Bill Toner	56	Vice President and Chief Information Officer

John F. Oppedahl	55	President, Publisher and Chief Executive Officer of Phoenix Newspapers, Inc.

Dale A. Duncan	45	President, Publisher, and General Manager of Indianapolis Newspapers

      Louis A. Weil III has been Chairman of the Board of Directors since December 31, 1998 and President and Chief Executive Officer since January 1996. He served as Publisher and Chief Executive Officer of The Arizona Republic and The Phoenix Gazette and Executive Vice President of Phoenix Newspapers, Inc. between July 1991 and January 1996. Mr. Weil served as Publisher of Time from May 1989 to July 1991 and President and Publisher of The Detroit News from May 1987 to May 1989. Mr. Weil serves as an independent director of Prudential’s Domestic Equity, Domestic Fixed Income, Global Fixed Income and Municipal Bond mutual funds. He has been a Director since 1991.

      Thomas K. MacGillivray has been Senior Vice President since September 1999 and Chief Financial Officer since January 1996. He was Vice President from January 1996 to August 1999. Previously, he was Director of Investments from April 1993 to December 1995. He was Vice President and Equity Portfolio Manager for Sovran Capital Management from January 1989 until March 1993.

      Eric S. Tooker has been Vice President since April 1997 and General Counsel and Secretary since June 1996. From November 1989 through May 1996, he was Associate General Counsel at Conseco, Inc.

      Kevin J. Salcido has been Vice President of Human Resources since October 1999 and Corporate Director of Human Resources since November 1996. He was Human Resources Manager for Pepsi-Cola from October 1994 to November 1996.

      Bill Toner has been Vice President and Chief Information Officer since September 1999. He served as Chief Information Officer from January 1997 to August 1999. He held various positions with Gannett from December 1975 to December 1996.

      John F. Oppedahl has been President and Publisher and Chief Executive Officer of Phoenix Newspapers, Inc. since January 1996. Previously, he was Executive Editor of Phoenix Newspapers, Inc. from 1993 to January 1996 and Managing Editor of The Arizona Republic from 1989 to 1993.

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

Item 2.  Properties.

      Our corporate headquarters is located at 200 East Van Buren Street, Phoenix, Arizona, 85004. The general character, location and approximate size of the principal physical properties we owned at the end of fiscal year 1999 are set forth below. In addition to those properties listed, we own employee recreational facilities and other real estate aggregating approximately 130 acres in Phoenix and Indianapolis.

	Approximate Area
	in Square Feet
Printing plants, business and
editorial offices and warehouse space	Owned	Leased

Gilbert, Arizona	36,450	—

Mesa, Arizona	160,815	21,000

Phoenix, Arizona	817,521	119,631

Scottsdale, Arizona	—	31,656

Santa Clara, California	—	15,357

Glendale, Arizona	50,612	3,814

Fishers, Indiana	40,000	—

Greenwood, Indiana	—	2,160

Indianapolis, Indiana	740,622	103,150

Muncie, Indiana	67,658	—

Vincennes, Indiana	19,350	—

Alexandria, Louisiana	112,798	—

Surprise, Arizona	23,450	—

      We believe that our current facilities are adequate to meet our present needs.

Item 3.  Legal Proceedings.

      We become involved from time to time in various claims and lawsuits in the ordinary course of our business that are incidental to our business. These claims include libel and invasion of privacy actions and involve from time to time various governmental and administrative proceedings. We believe that the outcome of any pending claims or proceedings will not have a material adverse effect on us.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of shareholders during the quarter ended December 26, 1999 through the solicitation of proxies or otherwise.

PART II

Item 5.  Markets for Registrant’s Common Equity and Related Stockholder Matters.

      Since an initial public offering on September 21, 1989, shares of Class A Common Stock have traded on the New York Stock Exchange under the symbol “ECP”. No established trading market currently exists for the Company’s Class B Common Stock. Shares of Class B Common Stock are convertible into Class A Common Stock at a ratio of ten B shares for one A share. As of March 14, 2000, there were approximately 335 shareholders of record of Class A Common Stock and 21 shareholders of record of Class B Common Stock.

      THE FOLLOWING TABLE SETS FORTH THE QUARTERLY DIVIDENDS DECLARED PER SHARE OF CLASS A COMMON STOCK:

	Class A	Class B

1998

1st Quarter	$0.105	$0.0105

2nd Quarter	$0.105	$0.0105

3rd Quarter	$0.120	$0.0120

4th Quarter	$0.120	$0.0120
	$0.450	$0.0450

1999

1st Quarter	$0.120	$0.0120

2nd Quarter	$0.120	$0.0120

3rd Quarter	$0.130	$0.0130

4th Quarter	$0.130	$0.0130
	$0.500	$0.0500

      THE FOLLOWING TABLE SETS FORTH THE QUARTERLY HIGH AND LOW SALES PRICES OF THE CLASS A COMMON STOCK AS REPORTED ON THE NEW YORK STOCK EXCHANGE:

	High	Low

1998

1st Quarter	$37.13	$31.03

2nd Quarter	37.47	30.81

3rd Quarter	35.06	28.50

4th Quarter	35.78	27.41

1999

1st Quarter	$38.25	$30.38

2nd Quarter	39.31	29.88

3rd Quarter	45.63	38.00

4th Quarter	45.69	36.63

Item 6.  Selected Financial Data.

      The following table sets forth selected financial information regarding our financial position and operating results which has been extracted from the financial statements. This information should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplemental Data”.

TEN-YEAR FINANCIAL HIGHLIGHTS

Data excludes special charges(a)

	Growth Rates

	Compounded		Annual	Dec. 26	Dec. 27	Dec. 28	Dec. 29	Dec. 31	Dec. 25
	10-Year	5-Year	1-Year	1999	1998	1997	1996	1995	1994
	1989-99	1994-99	1998-99	52 Weeks	52 Weeks	52 Weeks	52 Weeks	53 Weeks	52 Weeks

	(In thousands, except share data)

Summary of Operations:

Operating revenues	6.3%	9.1%	6.8%	$804,090	$752,690	$716,137	$620,315	$579,901	$519,702

Operating expenses	5.3%	7.6%	5.1%	629,570	598,738	565,101	514,890	490,682	436,908

Operating income	11.3%	16.1%	13.4%	174,520	153,952	151,036	105,425	89,219	82,794

Other income — net				(7,250)	428	2,152	4,009	8,154	4,965

Income before income taxes	9.4%	13.8%	8.4%	$167,270	$154,380	$153,188	$109,434	$97,373	$87,759

Income before minority interest and equity in Affiliate	9.5%	14.0%	10.7%	$100,362	$90,685	$90,281	$64,732	$57,977	$52,037

Income before cumulative effect of accounting change	9.8%	16.7%	10.0%	$98,287	$89,351	$87,384	$64,829	$55,978	$45,510

Cumulative effect of accounting change

Net income (loss)	9.8%	16.7%	10.0%	$98,287	$89,351	$87,384	$64,829	$55,978	$45,510

CASH FLOW DATA(b)

Provided by operating activities(e)	9.8%	29.5%	25.0%	$167,903	$138,045	$159,712	$125,310	$64,263	$46,086

Effect of trading securities				(12,690)	1,454	(11,631)	(40,671)	17,630	45,682

Capital spending	1.2%	5.7%	(16.8)%	(30,731)	(36,922)	(25,135)	(46,530)	(58,676)	(23,256)

Operating free cash flow	12.4%	12.7%	26.0%	$124,482	$102,577	$122,946	$38,109	$23,217	$68,512

Dividends paid	4.5%	8.2%	(9.3)%	$19,747	$21,760	$20,111	$18,647	$15,724	$13,308

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”)(c)	11.7%	15.6%	13.2%	$225,690	$199,370	$193,058	$140,953	$117,706	$109,433

Class A Share Data and Other Share Information:

Basic income per share before cumulative effect of accounting changes	13.0%	23.5%	33.2%	$2.45	$1.84	$1.70	$1.22	$1.05	$0.85

Cumulative effect of accounting changes

Basic income (loss) per share	13.0%	23.5%	33.2%	$2.45	$1.84	$1.70	$1.22	$1.05	$0.85

Diluted income per share before cumulative effect of accounting changes	12.6%	22.8%	32.4%	$2.37	$1.79	$1.65	$1.20	$1.04	$0.85

Cumulative effect of accounting changes

Diluted income (loss) per share	12.6%	22.8%	32.4%	$2.37	$1.79	$1.65	$1.20	$1.04	$0.85

Dividends declared	11.9%	14.0%	11.1%	$0.50	$0.45	$0.40	$0.36	$0.31	$0.26

Book value per share at year-end(f)	(2.1)%	(8.4)%	(53.7)%	$3.84	$3.52	$7.60	$7.34	$6.72	$6.00

Market price per share at year-end	12.7%	22.6%	9.4%	$37.500	$34.281	$35.032	$21.438	$15.688	$13.563

Class A common equivalent shares at year-end	(3.1)%	(6.2)%	(5.0)%	38,681,632	40,715,280	50,304,352	52,786,022	53,351,822	53,276,600

Average shares outstanding used to calculate basic income (loss) per share(c)	(2.8)%	(5.5)%	(17.4)%	40,079,296	48,498,158	51,463,474	53,238,272	53,302,014	53,242,266

Average shares outstanding used to calculate diluted income (loss) per share(c)	(2.4)%	(5.0)%	(16.8)%	41,505,970	49,880,164	52,945,848	54,075,428	53,737,944	53,649,978

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Dec. 26	Dec. 27	Dec. 29	Dec. 30
	1993	1992	1991	1990
	52 Weeks	52 Weeks	52 Weeks	52 Weeks

	(In thousands, except share data)

Summary of Operations:

Operating revenues	$466,567	$433,600	$420,351	$431,659

Operating expenses	399,454	378,365	369,328	376,812

Operating income	67,113	55,235	51,023	54,847

Other income — net	2,417	1,111	3,735	8,963

Income before income taxes	$69,530	$56,346	$54,758	$63,810

Income before minority interest and equity in Affiliate	$40,969	$33,401	$32,640	$37,127

Income before cumulative effect of accounting change	$33,006	$25,476	$27,858	$29,495

Cumulative effect of accounting change		(34,212)

Net income (loss)	$33,006	(8,736)	$27,858	$29,495

CASH FLOW DATA(b)

Provided by operating activities(e)	$74,610	$69,752	$57,742	$60,177

Effect of trading securities

Capital spending	(16,049)	(26,175)	(82,067)	(50,178)

Operating free cash flow	$58,561	$43,577	$(24,325)	$9,999

Dividends paid	$11,956	$10,870	$10,598	$10,267

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”)(c)	$92,923	$76,884	$68,357	$70,749

Class A Share Data and Other Share Information:

Basic income per share before cumulative effect of accounting changes	$0.62	$0.48	$0.53	$0.56

Cumulative effect of accounting changes		$(0.65)

Basic income (loss) per share	$0.62	$(0.16)	$0.53	$0.56

Diluted income per share before cumulative effect of accounting changes	$0.62	$0.48	$0.53	$0.56

Cumulative effect of accounting changes		$(0.65)

Diluted income (loss) per share	$0.62	$(0.17)	$0.53	$0.56

Dividends declared	$0.23	$0.21	$0.20	$0.20

Book value per share at year-end(f)	$5.47	$5.08	$5.49	$5.20

Market price per share at year-end	$13.813	$11.125	$9.438	$8.438

Class A common equivalent shares at year-end	53,178,500	53,099,500	52,994,500	52,988,500

Average shares outstanding used to calculate basic income (loss) per share(c)	53,141,946	53,029,500	52,991,922	52,988,500

Average shares outstanding used to calculate diluted income (loss) per share(c)	53,412,958	53,199,294	53,041,484	52,991,462

	Growth Rates

	Compounded		Annual	Dec. 26	Dec. 27	Dec. 28	Dec. 29	Dec. 31	Dec. 25
	10-Year	5-Year	1-Year	1999	1998	1997	1996	1995	1994
	1989-99	1994-99	1998-99	52 Weeks	52 Weeks	52 Weeks	52 Weeks	53 Weeks	52 Weeks

	(In thousands, except share data)

Balance Sheet Data:

Total assets	6.2%	5.3%	3.0%	$648,266	$629,359	$614,311	$586,972	$547,204	$500,444

Working capital	(11.9)%	(22.2)%	188.4%	37,823	13,113	64,739	92,323	137,818	132,907

Long-term debt	53.9%	136.9%	0.0%	200,000	200,025	0	2,678	2,678	2,678

Shareholders’ equity	(5.4)%	(14.2)%	3.9%	148,701	143,163	382,279	387,550	358,741	319,762

Ratios:

Return on average shareholders’ equity(d)				67.35%	34.01%	22.70%	17.37%	16.50%	14.91%

EBITDA as a percentage of operating revenues(b)				28.07%	26.49%	26.96%	22.72%	20.30%	21.06%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Dec. 26	Dec. 27	Dec. 29	Dec. 30
	1993	1992	1991	1990
	52 Weeks	52 Weeks	52 Weeks	52 Weeks

	(In thousands, except share data)

Balance Sheet Data:

Total assets	$464,688	$432,872	$403,627	$383,758

Working capital	127,999	90,488	70,217	122,710

Long-term debt	2,678	2,678	2,678	2,678

Shareholders’ equity	290,693	269,997	290,982	275,623

Ratios:

Return on average shareholders’ equity(d)	11.77%	9.08%	9.83%	11.06%

EBITDA as a percentage of operating revenues(b)	19.92%	17.73%	16.26%	16.39%

This data was compiled from the consolidated financial statements of Central Newspapers, Inc. and Subsidiaries. The consolidated financial statements and related notes and discussions for the year ended December 26, 1999 should be read in order to obtain a better understanding of this data.

(a)	Cash flows from investing and financing activities, which are not presented, are an integral part of total cash activities.

(b)	EBITDA excludes the effects of non-operating income, the gain on sale of subsidiary and the costs associated with asset impairments and workforce reduction costs. The use of EBITDA should not be construed as an alternative measure of the Company’s income or cash flows from operating activities since EBITDA excludes significant costs of doing business.

(c)	See Note 1 to the 1999 consolidated financial statements for discussion on computation of number of shares used in computing earnings per share.

(d)	The return on average shareholders’ equity is calculated using income before cumulative effect of accounting changes.

(e)	Amounts for 1999, 1998, 1997, 1996, 1995 and 1994 include the effects of trading securities on cash flows provided by operating activities.

(f)	Book value per share at year end is calculated using total shareholders’ equity divided by Class A Common equivalent shares.

QUARTERLY FINANCIAL INFORMATION

      The Company’s business is to a certain extent seasonal, with peak revenue and profits generally occurring in the second and fourth quarters of the year.

      OPERATING RESULTS FOR THE LAST THREE YEARS:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total

	(in thousands, except share data)
1999 (52 weeks)

Operating revenues	$193,035	$202,128	$195,115	$213,812	$804,090

Operating expenses	156,941	157,832	155,935	129,936	600,644

Operating income	36,094	44,296	39,180	83,876	203,446

Other income — net	(1,904)	(1,656)	(2,489)	(1,201)	(7,250)

Provision for income taxes	13,715	16,922	14,708	33,133	78,478

Minority interest	(486)	(443)	(319)	(271)	(1,519)

Equity in Affiliate — net	107	(182)	(226)	(255)	(556)

Net income	$20,096	$25,093	$21,438	$49,016	$115,643

Net income per common share:

Basic	0.49	0.61	0.54	1.25	2.89

Diluted	0.48	0.60	0.52	1.19	2.79
1998 (52 weeks)

Operating revenues	$185,104	$188,618	$181,326	$197,642	$752,690

Operating expenses	150,566	150,733	144,900	153,918	600,117

Operating income	34,538	37,885	36,426	43,724	152,573

Other income — net	857	1,430	521	(2,380)	428

Provision for income taxes	(14,656)	(16,260)	(15,315)	(16,894)	(63,125)

Minority interest	(315)	(1,120)	(502)	(389)	(2,326)

Equity in Affiliate — net	154	322	327	189	992

Net income	$20,578	$22,257	$21,457	$24,250	$88,542

Net income per common share:

Basic	0.41	0.44	0.44	0.54	1.83

Diluted	0.40	0.43	0.43	0.52	1.78
1997 (52 weeks)

Operating revenues	$170,968	$179,753	$173,907	$191,509	$716,137

Operating expenses	139,960	140,917	143,359	150,864	575,100

Operating income	31,008	38,836	30,548	40,645	141,037

Other income — net	1,092	469	190	401	2,152

Provision for income taxes	(13,534)	(16,018)	(12,752)	(16,493)	(58,797)

Minority interest	(543)	(744)	(688)	(591)	(2,566)

Equity in Affiliate — net	(285)	(150)	180	(76)	(331)

Net income	$17,738	$22,393	$17,478	$23,886	$81,495

Net income per common share:

Basic	0.34	0.43	0.35	0.46	1.58

Diluted	0.33	0.42	0.34	0.45	1.54

Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Forward-Looking Statements

      The information below and elsewhere in this document contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. From time to time, we may provide forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters. We may identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “expect,” “plan,” “foresee,” or derivations thereof. You are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements. A variety of factors could cause our actual results to differ materially from the expectations expressed in the forward-looking statements, including the following:

•	declines in circulation due to changing reader preferences and/or new forms of information dissemination, such as the Internet;

•	economic weakness in geographic markets;

•	weakness in advertising categories due to factors including retail consolidations, declines in the advertising budgets of major customers, and increased competition from print and non-print products and new competitors emerging in our markets;

•	the negative impact of issues related to labor agreements;

•	unexpected fluctuations in the price of newsprint;

•	an increase in distribution and/or production costs over anticipated levels; and

•	an increase in actual interest rates over expected rates.

GENERAL

      Our principal line of business is newspaper publishing. We derive revenues primarily from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. We also currently own:

•	a 23.2% interest in BrassRing, Inc., a leading provider of recruiting services to businesses;

•	a 13.5% interest in Ponderay newsprint company, a partnership that owns a newsprint mill in the State of Washington; and

•	a 100% interest in Carantin & Co. Inc., which provides direct marketing support services to its clients.

      You should read the following information with our fiscal 1999 consolidated financial statements, including the accompanying notes.

      Our business tends to be seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year. The results for 1999, 1998, and 1997 reflect these seasonal patterns.

RECENT EVENTS

  Career Services, Inc.

      In February 1997, the Company acquired 80% of Career Services, Inc., the Santa Clara, California based Westech group of companies for $34.8 million. The transaction was recorded using purchase accounting. The group includes Westech ExpoCorp., which organizes job fairs for the high-technology industry, High Technology Careers, which publishes High Technology Careers Magazine, incpad by Westech, an internet-based resume posting and research service, and JobsAmerica, which organizes job fairs for service industry positions. The transaction generated $32.4 million of goodwill which is being amortized on a straight line basis over 15 years. In June 1997, Westech acquired the assets of Target Career Fairs, a Boston-based company that organizes job fairs for the high-technology industry in the eastern portion of the U.S., including the cities of Boston, Raleigh, Orlando, Philadelphia and St. Louis.

      On April 30, 1999, the Company purchased the remaining 20% of Career Services, Inc. for approximately $13.7 million from the minority shareholders. On March 10, 2000, the Company sold Career Services, Inc. by merging our wholly owned subsidiary into BrassRing, Inc., a venture of Kaplan, Inc. (a wholly-owned subsidiary of The Washington Post company), Tribune company, and venture capital firm, Accel Partners, for 23.2% of BrassRing, Inc. which will be accounted for using the equity method. The pretax gain on the sale was approximately $33.0 million.

  Homebuyer’s Fair, Inc.

      In October 1997, the Company acquired an 80% interest in Homebuyer’s Fair, Inc. which provides internet-based services and information for people who are moving and corporations that are relocating employees. In September 1998, Homebuyer’s Fair acquired 100% of National School Reporting Services, Inc. which provides internet-based information related to schools across the nation. On October 31, 1999, the Company completed the sale of our interest in Homebuyer’s Fair, Inc., its subsidiary National School Reporting Services, Inc. and FAS Hotline to Homestore.com, Inc. The net proceeds from the sale were $51.9 million, consisting of $23.5 million in cash, $33.7 million in notes receivable, $7.7 million in notes payable and 50,000 shares of Homestore.com, Inc. stock, valued at $2.4 million based on quoted market prices at closing. The pretax gain on the sale of $32.7 million has been recorded in the consolidated statement of income for the year ended December 26, 1999. Subsequent to year end, the notes plus accrued interest were repaid in full.

  Stock repurchases and related transactions

      In May 1997, the Company repurchased and retired an aggregate of 2,354,734 shares of Class A common stock from three non-profit organizations at a total cost of $58.6 million. In June 1997, the Company completed a registered secondary offering of 4,709,466 shares of Class A common stock priced at $32.0625 per share.

      In December 1997, the Board of Directors authorized repurchases of up to $100.0 million of our Class A common stock. The shares may be purchased within the subsequent three years on the open market or in privately negotiated transactions. The Company repurchased and retired a total of 2,274,660 shares under this authorization through December 26, 1999 at a total cost of approximately $75.1 million. In March 2000, this authorization was completed. This authorization replaced the March 19, 1996, repurchase program under which the Company repurchased 1,490,000 shares of Class A common stock at a cost of approximately $33.2 million.

      On October 23, 1998, pursuant to a September 21, 1998 agreement, the Company repurchased and retired 5,000,000 shares of Class A common stock from the Nina Mason Pulliam Charitable Trust at $30 per share (plus interest from September 16, 1998) for a total consideration of $150.8 million. In addition, in November 1998, the Company repurchased and retired 3,000,000 shares of its Class A common stock, pursuant to the exercise of an option from the Charitable Trust, at $33.50 per share for a total consideration of $100.5 million. These repurchases were financed with a $300 million revolving credit facility arranged by First Chicago Capital Markets, Inc. (a subsidiary of Bank One Corporation), and syndicated to a group of banks. This $300 million revolving credit facility, which closed on November 10, 1998 consists of a $200 million five-year and a $100 million 365-day revolving credit facility which expire in November 2003 and 1999, respectively. In 1999, the 365-day facility was renewed with an expiration date of November 2000. The credit facility may be used for general corporate purposes, including the repurchase of common stock. Under the credit facility, the Company can choose among loans with interest rates based on either an Alternative Base Rate (fixed rate), an Adjusted LIBOR (floating rate), or a Competitive Bid (a floating rate loan based on bids solicited from the lenders) as those terms are defined in the credit agreement. The Company must maintain compliance with certain covenants under the terms of the credit facility.

      In April 1999, the Company completed a registered secondary offering of 2,673,699 shares of Class A common stock priced at $30.50 per share. The shares were sold by the Nina Mason Pulliam Charitable Trust. To complete the sale, a total of 1,777,560 shares of Class B common stock were converted to 177,756 shares of Class A Common Stock. No new shares were issued in this transaction and the Company did not receive any proceeds from the sale.

      On August 12, 1999, the Board of Directors approved the repurchase and retirement of 2,200,000 shares of Class A common stock from the Eugene S. Pulliam Revocable Trust for a total consideration of approximately $90.2 million. This repurchase was financed through additional borrowings of $90.0 million from the $300 million revolving credit facility established in 1998.

      In March 2000, the Board of Directors authorized repurchases of up to $100.0 million of our Class A common stock. The shares may be purchased within the subsequent three years on the open market or in privately negotiated transactions.

  Indianapolis Newspapers, a division of Indiana Newspapers, Inc.

      In January 1997, the Company acquired the remaining 9.8% of Indianapolis Newspapers, Inc. (“INI”) common stock that it did not already own. This transaction was accomplished by issuing to the minority shareholders an aggregate of 1,892 shares of newly created, non-voting, INI preferred stock, with an aggregate stated value of $18,920,000 in exchange for the shares of INI common stock owned by them. The preferred stock provides for aggregate annual dividends of $1,324,000 on a cumulative basis, is callable in five years by INI, and is redeemable at any time by the shareholders of INI at the stated value plus accrued but unpaid dividends. The total acquisition consideration of $18,920,000 was accounted for using the purchase method of accounting. This transaction resulted in goodwill of $8,468,000, which is being amortized over its remaining life, and a reduction of the minority interest of $9,244,000.

      On September 14, 1999, the Board of Directors approved a $70.8 million press project for The Indianapolis Star which will be located in a facility adjacent to our Pulliam Production Center. This plan will be executed over a three year period beginning in fiscal 2000. The project is expected to afford The Indianapolis Star the ability to more than double its color advertising capacity. It will also provide increased flexibility in creating additional zoned editions of The Indianapolis Star. The plan will result in the elimination of approximately 88 production and transportation positions. Within five years, we expect this project to generate estimated annual cash savings of approximately $7.2 million.

      On October 1, 1999, we ceased publication of our afternoon newspaper, The Indianapolis News, and realigned the news gathering structure of our morning newspaper, The Indianapolis Star. In October 1999, we outsourced the transportation function for The Indianapolis Star. These changes resulted in recording a one-time pretax charge to earnings of $3.5 million in 1999 and are expected to result in annual pretax savings of approximately $4.0 million. A substantial portion of the savings will be derived from elimination of 85 positions as a result of these actions.

RESULTS OF OPERATIONS

      We achieved our sixth consecutive year of record revenues and profits in 1999. The following table summarizes our operating income, net income, and earnings per share for 1999, 1998, and 1997:

				Excluding Special Charges
	Fiscal Year Ended(1)			And gain on sale of subsidiary

	1999	1998	1997	1999	1998	1997

	(In millions, except share data)

Operating Income	$203.4	$152.6	$141.0	$174.5	$154.0	$151.0

Net Income	115.6	88.5	81.5	98.3	89.4	87.4

Basic EPS	$2.89	$1.83	$1.58	$2.45	$1.84	$1.70

Diluted EPS	2.79	1.78	1.54	2.37	1.79	1.65

(1)	All three years included work force reduction and/or asset impairment costs (“special charges”) of $3.8 million, $1.4 million and $10.0 million for 1999, 1998 and 1997, respectively that decreased earnings and 1999 included a gain on sale of a subsidiary of $32.8 million.

      Net income in 1999 (excluding special charges) increased $8.9 million, or 10.0% over 1998 primarily due to:

•	a 6.5% increase in advertising revenue;

•	other revenue growth of 29.4% from increased online, direct marketing, specialty publication and commercial printing revenue; and

•	a 13.9% decrease in our average newsprint cost per ton.

OPERATING REVENUE

      Our major sources of operating revenue are derived principally from advertising and newspaper copy sales. Advertising currently accounts for about 75% of our consolidated revenue. Circulation revenue from the sale of newspaper copies accounts for approximately 19% of our consolidated revenue. The remaining 6% of our consolidated revenue is derived from other revenue sources such as online, direct marketing, commercial printing, job fair revenue and special publications. The following table summarizes our operating revenue for the 1999, 1998, and 1997 fiscal years:

	Fiscal Year Ended
				1999-1998	1998-1997
	1999	1998	1997	% change	% change

	(In millions)

Advertising	$599.1	$562.4	$541.3	6.5	3.9

Circulation	153.5	150.4	143.1	2.1	5.1

Other	51.5	39.8	31.7	29.4	25.6

Total Operating Revenue	$804.1	$752.6	$716.1	6.8	5.1

      Gains in advertising revenue primarily resulted from increases in advertising linage (column inches of printed material that has appeared in the newspaper) and rate. Advertising rates were adjusted at varying times throughout the year and in varying amounts based on local market conditions for each type of advertising category. Our major market linage was as follows:

	Full run linage
	in six column inches(1)
				1999-1998	1998-1997
	1999	1998	1997	% change	% change

	(In thousands)

By Category:

Retail	2,199.0	2,141.9	2,112.5	2.7	1.4

National	466.7	394.2	377.3	18.4	4.5

Classified	2,844.4	2,683.6	2,628.2	6.0	2.1

Total	5,510.1	5,219.7	5,118.0	5.6	2.0

By Major Market:

Phoenix	3,219.7	3,076.8	2,994.6	4.6	2.7

Indianapolis	2,290.4	2,142.9	2,123.4	6.9	0.9

Total	5,510.1	5,219.7	5,118.0	5.6	2.0

(1)	For comparability, linage statistics for 1999, 1998, and 1997 exclude linage of The Phoenix Gazette, which ceased publication in January 1997 and linage of The Indianapolis News which ceased publication on October 1, 1999.

      Advertising revenue in 1999 increased by $36.7 million, or 6.5%, from 1998 on a 5.6% increase in full-run run-of-paper (“ROP”) linage. Advertising revenue in 1998 increased 3.9% from 1997 on a 2.0% increase in full-run ROP linage. The 1999 advertising revenue increase primarily resulted from gains in recruitment, real estate and auto classified categories in Phoenix and retail categories in Indianapolis. National advertising was strong in both markets. The 1998 advertising revenue increase primarily resulted from gains in classified recruitment in both major markets and retail gains in the Phoenix market.

      Circulation revenue for 1999, 1998, and 1997 was $153.5 million, $150.4 million and $143.1 million, respectively, for increases of 2.1% for the 1999 period and 5.1% for the 1998 period. A circulation distribution system change in Indianapolis, which began in 1997 resulted in a revenue increase of $1.7 million in 1999, $4.3 million in 1998 and $10.7 million in 1997. An April 1999 increase in the home-delivered price of The Arizona Republic also contributed to the revenue gain in 1999 and 1998. Closure of The Indianapolis News in October 1999 did not have a significant impact on total revenues because approximately 84% of The Indianapolis News subscribers converted to The Indianapolis Star. The closure of The Phoenix Gazette in January 1997 did not have a significant impact on total revenues because The Arizona Republic gains in daily circulation were greater than Gazette losses. The combined average daily and Sunday circulation for Phoenix and Indianapolis were:

	Fiscal Year Ended
				1999-1998	1998-1997
	1999	1998	1997	% change	% change

	(In millions)

COMBINED AVERAGE DAILY CIRCULATION:

Phoenix	465,073	467,276	460,184	(0.5)	1.5

Indianapolis	266,794	267,985	271,712	(0.4)	(1.4)

SUNDAY AVERAGE CIRCULATION:

Phoenix	586,177	585,890	583,288	0.0	0.4

Indianapolis	371,712	390,479	391,727	(4.8)	(0.3)

      Other revenue increased $11.7 million in 1999, or 29.4%, due to revenue gains from online, direct marketing, specialty publications and commercial printing revenue. Other revenue increased $8.2 million in 1998, or 25.8%, due to revenue gains from online, direct marketing, job fairs and specialty publications.

OPERATING EXPENSES

      Total operating expenses of $600.6 million, $600.1 million and $575.1 million for years 1999, 1998 and 1997, respectively, included special charges of $3.8 million, $1.4 million and $10.0 million for years 1999, 1998 and 1997, respectively and a gain on sale of subsidiary of $32.7 million in 1999. Our operating expenses fall into four main categories. Compensation expense, which includes fringe benefits, currently accounts for about 41% of our total operating costs excluding special charges. Newsprint and ink accounts for about 16% and other operating costs about 35% of total costs. Depreciation and amortization account for the remainder, which is about 8%. The following table summarizes our costs (excluding special charges) for the 1999, 1998, and 1997 fiscal years:

	Fiscal Year Ended
				1999-1998	1998-1997
	1999	1998	1997	% change	% change

	(In millions)

Compensation	$258.7	$243.6	$239.8	6.2	1.6

Newsprint and Ink	101.5	112.9	105.5	(10.1)	7.0

Other Operating Costs	218.2	196.8	177.8	10.9	10.7

Depreciation and Amortization	51.2	45.4	42.0	12.8	8.1

Total Costs (excluding special charges)	$629.6	$598.7	$565.1	5.2	5.9

      Compensation costs, which include payroll and fringe benefits, increased 6.2% to $258.7 million in 1999 and 1.6% to $243.6 million in 1998. Headcount for 1999 compared with 1998 decreased 2.2% primarily due to the closure of The Indianapolis News and outsourcing of the transportation function for The Indianapolis Star in the fourth quarter of 1999. Increases in compensation costs in 1999 primarily resulted from performance based bonuses, merit increases and volume related commission increases. Headcount for 1998 compared with 1997 decreased approximately 2.1% primarily because the Indianapolis circulation distribution system changed from a carrier-based distribution arrangement to an agency-based work force. Increases in compensation costs in 1998 resulted from merit increases and an increase in employee benefits primarily related to a rise in health care costs.

      Newsprint and ink expense decreased 10.1% to $101.5 million in 1999 and increased 7.0% to $112.9 million in 1998. The 1999 decrease in newsprint expense was primarily due to a 13.9% decrease in the cost per ton of newsprint consumed offset by a volume increase of 3.8%. The increase in newsprint consumption in 1999 primarily resulted from higher advertising linage in both markets and product enhancements in Indianapolis. The 1998 increase in newsprint expense was due to a 1.5% increase in newsprint consumption and a 5.6% increase in the average cost per ton of newsprint consumed. Increases in newsprint consumption in 1998 primarily resulted from higher advertising linage in both major markets and product enhancements in Indianapolis.

      Other operating costs for 1999, 1998, and 1997 were $218.2 million, $196.8 million and $177.8 million, respectively, representing a 1999 increase of 10.9% and a 1998 increase of 10.7%. Major items contributing to the 1999 increase included:

•	Costs associated with new direct marketing projects and online services;

•	Software maintenance costs related to new systems; and

•	Distribution costs related to the conversion to circulation agents in the state distribution area of Indianapolis.

      Major items contributing to the 1998 increase included:

•	a change in the circulation delivery system in Indianapolis which began in 1997 and increased 1998 expense by $6.3 million;

•	costs associated with outside printing of inserts and special publications;

•	promotional/marketing programs in both major markets;

•	higher Arizona Republic delivery costs;

•	increased bad debt expenses; and

•	expenses related to the job fair business.

      Depreciation and amortization expense was $51.2 million, $45.4 million and $42.0 million for 1999, 1998, and 1997, respectively. The 1999 increase was primarily a result of new information technology projects in Phoenix and Indianapolis. The 1998 increase was primarily due to information technology projects in Phoenix and pagination and remodeling projects in Indianapolis.

      We recorded work force reduction costs in all three years. In 1999, we incurred $3.8 million in work force reduction costs in Indianapolis. Closure of the Indianapolis News resulted in $1.2 million in costs and the elimination of 18 positions. Outsourcing of the Indianapolis transportation department cost $2.3 million and eliminated 67 positions. Outsourcing of the Indianapolis maintenance garage cost $0.3 million and eliminated 7 positions. In 1998, $0.8 million in costs primarily related to transportation and state circulation work force reductions of 20 individuals in Indianapolis were recorded. In 1997, $10.0 million in work force reduction costs were recorded. Approximately $4.2 million of these costs resulted from the closure of The Phoenix Gazette where approximately 85 positions were eliminated. The balance of the costs related to composing room and transportation work force reductions of 40 individuals and the conversion from the carrier-based work force to an agent-based circulation arrangement, both in Indianapolis.

NON-OPERATING ITEMS

      Other non-operating income (primarily investment income) was $8.1 million, $4.5 million and $4.3 million for 1999, 1998, and 1997, respectively. This income is primarily interest on available investable cash, gains from sales of investments and income from limited partnerships. Other non-operating expenses

(primarily interest expense) were $15.3 million, $4.1 million and $2.2 million for 1999, 1998, and 1997, respectively. The 1999 increase resulted from an increase in interest expense related to higher debt levels associated with the purchase of Class A Common Stock. See “Recent Events” above.

      Income tax expense for 1999, 1998 and 1997 was $78.5 million, $63.1 million and $58.8 million, respectively, reflecting effective tax rates of 40.0%, 41.3% and 41.1%, respectively. The rate decrease was largely a result of operational changes.

EQUITY IN AFFILIATE

      Our investment in Ponderay is accounted for using the equity method, which reflects our share of Ponderay’s net income or loss. Ponderay’s operating results include interest expense on its long-term debt. Equity income (loss) from Affiliate, net of tax, was $(.6) million, $1.0 million and $(.3) million in 1999, 1998 and 1997, respectively. These changes were mostly attributable to fluctuations in newsprint prices realized by Ponderay over the respective periods. For further discussion see Note 9 to the 1999 Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities is our primary source of liquidity. Net cash provided by operating activities, excluding the effects of net proceeds from (or purchases of) trading securities for 1999, 1998, and 1997 was $172.6 million, $138.7 million and $142.2 million, respectively. The increase in 1999 was attributed to higher net income, exclusive of gain on sale of subsidiary, and an increase in working capital. Increases in 1998 and 1997 were primarily attributable to increases in net income and/or changes in working capital.

      The principal uses of cash in 1999 were the repurchase of Class A Common Stock, which included 2.2 million shares from the Eugene S. Pulliam Revocable Trust, acquisitions, repayment of debt, capital expenditures and the payment of dividends. The principal uses of cash in 1998 and 1997 were the repurchase of Class A Common Stock, capital expenditures, acquisitions and payment of dividends. As of December 26, 1999, our available cash and cash equivalents and investments totaled $32.0 million, down $5.4 million from the end of 1998. Working capital for the same period was $37.8 million, up $24.7 million from $13.1 million at December 27, 1998.

      Total capital expenditures for 1999 were $30.7 million compared with $36.9 million for the comparable 1998 period. We plan approximately $54.5 million of capital expenditures in 2000 of which $23.8 million is earmarked for The Indianapolis Star press project. As of December 26, 1999, we had no significant formal commitments related to future capital expenditures.

      See “Recent Events” above for information regarding Common Stock purchases and acquisitions.

      The Board of Directors declared dividends of $0.50 per share on the Class A Common Stock and $0.05 on the Class B Common Stock during 1999. Total Class A and B dividends paid during 1999 were $19.7 million.

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

INFLATION AND CHANGING PRICES

      Over the past several years, the impact of inflation on our operations has become less significant because of lower overall inflation rates. However, we and the newspaper industry as a whole have experienced wide fluctuations in newsprint pricing. Variations in newsprint pricing can have a significant impact on earnings for any given year. We have attempted to offset newsprint price increases through the conservation of newsprint and through increased advertising and circulation rates.

YEAR 2000

      We began preparation for the Year 2000 date transition in 1998. In connection with this effort, we completed an inventory of all mission critical systems with Year 2000 implications, assessed the readiness of those systems, and replaced, retired or upgraded those systems that were not Year 2000 ready. The discovery phase of our program was complete in 1998 and all desktop systems, application software, and servers were updated to a compliant level 1998. We also completed the remediation and testing phase for all embedded computer chip systems in 1998. In 1999, we requested letters of compliance from each of our vendors and installed upgrades and patches to systems that were not compliant.

      During the Year 2000 date transition, we did not experience any failure of mission critical systems nor have we experienced any significant problem with regard to third party suppliers. We do not anticipate any material adverse effect to our business in the future as a result of Year 2000 related problems. Total costs associated with our Year 2000 project were funded with operating cash flow and approximated $8.5 million, of which approximately $6.5 million was incurred in 1998 and $2.0 million in 1999.

OUTLOOK FOR 2000

      Looking ahead, we foresee continued growth in advertising revenue in 2000, with likely increases in the low to mid-single digits. We anticipate paid circulation to be even with or down slightly from 1999, with circulation revenues likely to increase in the low single digits. We expect the cost of newsprint to increase in 2000 and non-newsprint operating expenses to increase at a rate equal to or less than our expected revenue growth. The combination of higher revenues and tight controls over non-newsprint expenses should provide for increased operating income compared with 1999. Our sale of Career Services, Inc., through a merger with BrassRing, Inc., will not have a material impact on cash flow but will reduce EPS by approximately $.50 on an annualized basis. As a result of this transaction, we expect diluted earnings per share to decrease in 2000. We plan to use our substantial free cash flow to reduce our debt while continuing to consider additional share repurchases and other investment opportunities in 2000.

Item 7A.  Quantitative and Qualitative disclosures about market risk

Interest Rate Risk

      The Company’s exposure to market risk for changes in interest rates relates primarily to our debt obligation. Item 8, “Financial Statements and Supplemental Data”, Note 10 to the consolidated financial statements includes information relating to our short-term borrowings and long-term debt. A fluctuation of the interest rate by 10% would change the Company’s interest expense associated with borrowings by approximately $1.3 million.

Item 8.  Financial Statements and Supplemental Data.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

      The Company’s management is responsible for the preparation and content of the consolidated financial statements and other financial information in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles and include some amounts that are necessarily based on management’s estimates and judgments.

      The Company’s management maintains an accounting system and related internal controls designed to provide reasonable assurance that there is proper authorization and accounting for all transactions, that financial records are reliable for preparing financial statements and that assets are safeguarded against loss or unauthorized use. This system is supported by written policies and guidelines and the selection and training of qualified personnel.

      PricewaterhouseCoopers LLP, independent accountants, has been appointed by the Board of Directors, to conduct an independent audit and to express an opinion as to the fairness of the presentation of the consolidated financial statements of Central Newspapers, Inc. Their report appears below.

      The Audit Committee of our Board of Directors is comprised of four outside directors. The Audit Committee meets periodically with management and the independent accountants to discuss accounting, financial reporting, auditing and internal control matters. The Audit Committee reviews the Company’s financial reports and accounting practices to confirm they are appropriate in the circumstances. The independent accountants have direct and private access to the Audit Committee.

Louis A. Weil III Chairman, President and Chief Executive Officer	Thomas K. MacGillivray Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of Central Newspapers, Inc.

      In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of income, of shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Central Newspapers, Inc. and its subsidiaries at December 26, 1999 and December 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Phoenix, Arizona
January 28, 2000

CENTRAL NEWSPAPERS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 26,	December 27,
	1999	1998

	(In Thousands)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$27,643	$24,774

Marketable securities	4,396	12,636

Accounts receivable (net of allowances of $3,305 and $2,602)	100,221	90,858

Notes receivable	34,341

Inventories	11,396	11,841

Deferred income taxes	6,533	8,430

Other current assets	7,215	11,253

Total current assets	191,745	159,792

PROPERTY, PLANT AND EQUIPMENT:

Land	18,898	18,985

Buildings and improvements	136,951	135,725

Leasehold improvements	1,636	687

Machinery and equipment	427,668	407,211

Construction in progress	3,270	8,237

	588,423	570,845

Less accumulated depreciation	322,838	287,136

	265,585	283,709

OTHER ASSETS:

Land held for development	5,229	5,229

Goodwill and other intangibles	120,207	127,349

Investment in Affiliate	9,802	9,848

Other	55,698	43,432

	190,936	185,858

TOTAL ASSETS	$648,266	$629,359

See accompanying notes to consolidated financial statements.

CENTRAL NEWSPAPERS, INC.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 26,	December 27,
	1999	1998

	(In thousands,
	except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$32,421	$23,088

Short-term bank debt and notes payable	27,789	52,072

Accrued compensation	27,281	19,305

Dividends payable	5,360	5,217

Accrued expenses and other liabilities	16,649	18,208

Federal and state income taxes	12,803	0

Deferred revenue	31,619	28,789

Total current liabilities	153,922	146,679

DEFERRED INCOME TAXES	29,626	24,354

LONG-TERM DEBT	200,000	200,025

POSTRETIREMENT AND OTHER NONCURRENT LIABILITIES	97,097	93,350

MINORITY INTEREST IN SUBSIDIARIES		2,868

REDEEMABLE PREFERRED STOCK ISSUED BY SUBSIDIARY	18,920	18,920

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:

Preferred stock — issuable in series:
Authorized — 25,000,000 shares
Issued — none

Class A common stock — without par value:
Authorized — 150,000,000 shares

Issued and outstanding — 33,146,031 and 34,446,180 shares	38,953	30,937

Class B common stock — without par value:
Authorized — 130,000,000 shares

Issued and outstanding — 55,356,010 and 62,691,000 shares	55	63

Retained earnings	110,250	112,104

Unamortized value of restricted stock	(3,018)	(1,407)

Accumulated other comprehensive income	2,461	1,466

	148,701	143,163

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$648,266	$629,359

See accompanying notes to consolidated financial statements.

CENTRAL NEWSPAPERS, INC.

CONSOLIDATED STATEMENT OF INCOME

	December 26,	December 27,	December 28,
	1999	1998	1997

	(In thousands, except per share data)

OPERATING REVENUES:

Advertising	$599,087	$562,408	$541,311

Circulation	153,451	150,446	143,153

Other	51,552	39,836	31,673

	804,090	752,690	716,137

OPERATING EXPENSES:

Compensation	258,644	243,637	239,783

Newsprint and ink	101,542	112,937	105,467

Other operating costs	218,214	196,746	177,829

Depreciation and amortization	51,170	45,418	42,022

Work force reduction cost	3,792	854	9,999

Asset impairment cost		525

Gain on sale of subsidiary	(32,718)

	600,644	600,117	575,100

OPERATING INCOME	203,446	152,573	141,037

OTHER INCOME (principally investment income)	8,062	4,545	4,318

OTHER EXPENSES (principally interest expense)	(15,312)	(4,117)	(2,166)

INCOME BEFORE INCOME TAXES	196,196	153,001	143,189

PROVISION FOR INCOME TAXES	78,478	63,125	58,797

INCOME BEFORE MINORITY INTEREST AND EQUITY IN AFFILIATE	117,718	89,876	84,392

MINORITY INTEREST IN SUBSIDIARIES	(1,519)	(2,326)	(2,566)

EQUITY IN NET EARNINGS (LOSS) OF AFFILIATE	(556)	992	(331)

NET INCOME	$115,643	$88,542	$81,495

NET INCOME PER COMMON SHARE:

Basic	$2.89	$1.83	$1.58

Diluted	2.79	1.78	1.54
AVERAGE COMMON SHARES OUTSTANDING: (combined Class A and equivalent Class B shares)

Basic	40,079	48,498	51,464

Diluted	41,506	49,880	52,946

See accompanying notes to consolidated financial statements.

CENTRAL NEWSPAPERS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Common Stock			Unamortized	Accumulated
	Class A		Class B			Value of	Other
					Retained	Restricted	Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Stock	Income	Total

BALANCE AT DECEMBER 29, 1996	46,475,422	$24,259	63,106,000	$63	$363,365	$(1,627)	$1,490	$387,550

Net income (52 weeks)					81,495			81,495

Change in net unrealized gain on available-for-sale securities, net of tax							185	185

Comprehensive Income								$81,680

Dividends declared:

Class A common stock					(17,866)			(17,866)

Class B common stock					(2,512)			(2,512)

Exercise of stock options	348,864	6,144						6,144

Repurchase of Class A common stock	(2,864,534)	(1,600)			(71,852)			(73,452)

Repurchase of Class B common stock			(35,000)		(99)			(99)

Issuance of restricted stock, net of cancellations	37,500	1,131				(1,131)

Amortization of restricted stock						834		834

Common stock conversion	38,000		(380,000)

BALANCE AT DECEMBER 28, 1997	44,035,252	29,934	62,691,000	63	352,531	(1,924)	1,675	382,279

Net income (52 weeks)					88,542			88,542

Change in net unrealized gain on available-for-sale securities, net of tax							(209)	(209)

Comprehensive Income								$88,333

Dividends declared:

Class A common stock					(18,543)			(18,543)

Class B common stock					(2,821)			(2,821)

Exercise of stock options	431,088	8,913						8,913

Repurchase of Class A common stock	(10,039,660)	(8,552)			(307,605)			(316,157)

Issuance of restricted stock, net of cancellations	19,500	642				(642)

Amortization of restricted stock						1,159		1,159

BALANCE AT DECEMBER 27, 1998	34,446,180	30,937	62,691,000	63	112,104	(1,407)	1,466	143,163

Net income (52 weeks)					115,643			115,643

Change in net unrealized gain on available-for-sale securities, net of tax							995	995

Comprehensive Income								$116,638

Dividends declared:

Class A common stock					(17,034)			(17,034)

Class B common stock					(2,856)			(2,856)

Exercise of stock options	317,102	7,141						7,141

Repurchase of Class A common stock	(2,435,000)	(2,217)			(97,607)			(99,824)

Common stock conversion	733,499	8	(7,334,990)	(8)

Issuance of restricted stock, net of cancellations	84,250	3,084				(3,084)

Amortization of restricted stock						1,473		1,473

BALANCE AT DECEMBER 26, 1999	33,146,031	$38,953	55,356,010	$55	$110,250	$(3,018)	$2,461	$148,701

See accompanying notes to consolidated financial statements.

CENTRAL NEWSPAPERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	December 26,	December 27,	December 28,
	1999	1998	1997

	(In thousands)

OPERATING ACTIVITIES:

Net income	$115,643	$88,542	$81,495

Items which did not use (provide) cash:

Depreciation and amortization	51,170	45,418	42,022

Postretirement and pension benefits	6,385	(589)	6,593

Loss (gain) on disposition of assets	(1,742)	119	96

Minority interest in earnings of subsidiaries	1,519	2,326	2,566

Equity loss (earnings) in Affiliate	556	(992)	331

Deferred income taxes	5,946	(2,323)	(583)

Amortization of restricted stock awards	1,473	1,159	834

Gain on sale of subsidiary	(32,718)

Other	(1,611)	264	1,465

Change in current assets and liabilities:

Net proceeds from (purchases of) trading securities	12,690	(1,454)	11,631

Accounts receivable	(8,809)	9,331	2,985

Inventories	445	(1,521)	(1,409)

Other current assets	152	(6,116)	(1,826)

Accounts payable	12,110	(2,142)	1,606

Accrued compensation	7,976	(756)	2,935

Accrued expenses and other liabilities	(1,559)	3,668	949

Federal and state income taxes	12,803	(543)	(1,905)

Deferred revenue	2,830	1,759	4,038

Net cash provided by operating activities	185,259	137,236	153,823

INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(30,731)	(34,809)	(25,135)

Purchase of land held for development		(2,113)

Proceeds from disposition of assets	7,797	177	407

Proceeds from available for sale securities	2,710	283	2,057

Proceeds from sale of subsidiary	23,500

Purchase of cost basis investments	(16,253)	(6,724)	(2,211)

Acquisitions	(17,681)	(9,244)	(44,219)

Other	(1,829)	(2,208)	(1,605)

Net cash used in investing activities	(32,487)	(54,638)	(70,706)

FINANCING ACTIVITIES:

Cash dividends paid	(19,747)	(21,760)	(20,111)

Dividends paid to minority interest	(2,722)	(1,324)	(1,159)

Proceeds from exercise of stock options	4,463	5,171	3,279

(Repayments) borrowings of short-term debt	(32,073)	42,000	10,000

(Repayments) borrowings of long-term debt		197,322	(800)

Repurchase of common stock	(99,824)	(316,157)	(73,551)

Net cash used in financing activities	(149,903)	(94,748)	(82,342)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,869	(12,150)	775

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,774	36,924	36,149

CASH AND CASH EQUIVALENTS, END OF YEAR	$27,643	$24,774	$36,924

SUPPLEMENTAL CASH FLOW INFORMATION:

Issuance by subsidiary of redeemable preferred stock in exchange for Class A common stock of subsidiary			$18,920

Income taxes paid	$55,799	$63,965	62,172

Interest paid	15,249	1,717	1,706

Notes receivable	33,770

Notes payable	7,770

Common stock received on sale of subsidiary	2,400

Issuance of restricted stock	3,084	642	1,131

See accompanying notes to consolidated financial statements.

CENTRAL NEWSPAPERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — Nature of Operations and Significant Accounting Policies

      Nature of Operations — Central Newspapers and its subsidiaries (the “Company”) is a media and information company. Through its flagship newspapers, The Arizona Republic and The Indianapolis Star, the Company publishes the only major dailies in the greater Phoenix metropolitan area and central Indiana. The Company owns and operates several smaller newspapers as well as other related media and information businesses. The Company also owns 13.5% interest in Ponderay Newsprint Company (“Affiliate”), a partnership formed to own a newsprint mill in the State of Washington.

      Fiscal Year — The Company reports on a fiscal year, ending the last Sunday of the calendar year. Results for 1999, 1998 and 1997 are for the 52 weeks ended December 26, December 27 and December 28, respectively.

      Principles of Consolidation — The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries. Investments in companies in which the Company exercises significant influence are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

      Revenue Recognition — Advertising revenue is recognized when the advertisement appears in the newspaper. Deferred subscription revenue, which primarily represents amounts received from customers in advance of newspaper delivery, is included in revenue over the subscription term.

      Cash Equivalents — The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Marketable Securities — Management determines the classification of its investments in debt and equity securities at the time of purchase. Securities, primarily equity, classified as available-for-sale are carried at fair value totaling $6,600,000 and $2,558,000 at December 26, 1999 and December 27, 1998, respectively, with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity and realized gains and losses, net of taxes, reported in earnings (see Note 3). The amortized cost of available-for-sale securities was $2,534,000 and $114,000 at December 26, 1999 and December 27, 1998, respectively. Securities classified as trading securities, represented primarily by debt securities and preferred stock, are carried at fair value, totaling $12,133,000 at December 27, 1998, with gains and losses of $147,000, $658,000 and $762,000 in 1999, 1998 and 1997, respectively, net of taxes reported in earnings. The cost of securities sold is based on the specific identification method. Marketable debt securities and preferred stock are classified as current assets. Certain available-for-sale equity securities are classified as noncurrent assets.

      Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, trade accounts receivable and investments in marketable securities. The Company places its temporary cash with financial institutions and limits the amount of credit exposure to any one financial institution. Accounts receivable are with customers located primarily in the immediate geographical area of each city of publication. The Company reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historic trends and other information. The Company, by policy, limits the type and amount of its investments in marketable securities.

      Inventories — Newsprint is valued at the lower of cost or market on the last-in, first-out (LIFO) method. Other inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) and moving average methods which approximates FIFO.

      Property, Plant and Equipment — Property, plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using primarily the straight-line method based on the estimated useful lives of the assets. The principal estimated useful lives range from three to 15 years for machinery and equipment and 10 to 40 years for buildings and leasehold improvements. Capital amounts include expendi-

CENTRAL NEWSPAPERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tures which materially extend the useful lives of existing property, plant and equipment. Expenditures for repairs and maintenance which do not materially extend the useful lives of the related assets are charged to expense as incurred. Depreciation expense for 1999, 1998 and 1997 was $44,746,000, $40,039,000 and $37,348,000, respectively.

      Investment in Affiliate — The Company uses the equity method of accounting for its 13.5% partnership interest in Ponderay Newsprint Company as the Company has an implied ability to exercise significant influence over this entity.

      Goodwill and Other Intangibles — Goodwill acquired before 1970 is not being amortized. Goodwill and other intangibles acquired after 1970 are being amortized on a straight-line basis over periods of 15 to 40 years. Amortization expense amounted to $6,425,000 in 1999, $5,379,000 in 1998 and $4,674,000 in 1997. Accumulated amortization was $18,016,000 and $11,184,000 at the end of 1999 and 1998, respectively.

      Impairment of long-lived Assets — The Company reviews the carrying value of property, plant and equipment and goodwill and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the undiscounted expected future cash flows from use of the asset are less than its carrying value, an impairment loss would be recognized. In 1998, the Company recognized asset impairment costs of $0.5 million representing the cost of exiting buildings in Muncie, Indiana, including site demolition and asset write-offs.

      Income Taxes — The Company provides for the determination of deferred tax liabilities and assets at the end of each period based on the difference between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect when taxes are actually paid or recovered. The Company files a consolidated federal income tax return with its wholly and majority-owned subsidiaries.

      Net Income Per Common Share — Basic EPS is computed based upon the weighted average number of common shares outstanding in each year. The Class B common stock is included in the computation as if converted to Class A common stock at a ratio of ten shares of Class B common stock to one share of Class A common stock.

      Diluted EPS includes the effect of stock options granted under the Company’s Amended and Restated Stock Compensation Plan, calculated using the treasury stock method.

      On December 8, 1998, the Board of Directors declared a two-for-one split of the Class A and Class B common stock which was distributed on January 8, 1999 to shareholders of record as of the close of business on December 18, 1998. All shares and per share amounts presented herein, have been retroactively restated to reflect the impact of the split.

      Stock Compensation — The Company measures compensation cost related to employee stock options using the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has included the proforma disclosures as required by Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (Note 12).

      Comprehensive Income — SFAS 130, “Reporting Comprehensive Income,” was adopted during the first quarter of 1999. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes unrealized gains and losses on equity securities classified as available-for-sale and included as a component of shareholders’ equity.

      Fair Value of Financial Instruments — The carrying amount of the Company’s cash and cash equivalents, receivables, short-term debt, accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments. Cost basis investments totaling $32.3 million and $18.9 million at December 26, 1999 and December 27, 1998, respectively, are reflected at their carrying value and

CENTRAL NEWSPAPERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximates quoted market prices for similar securities. The fair value of the Company’s long-term debt approximates its carrying value as the stated interest rate approximates current market rates.

      Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications — Certain amounts in the financial statements have been reclassified to conform to the 1999 presentation.

2 — Basic and Diluted Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as required by SFAS No. 128, “Earnings Per Share” (in thousands, except per share data):

	1999	1998	1997

Basic EPS Computation:

Numerator (Net income)	$115,643	$88,542	$81,495

Denominator:

Average Common Shares Outstanding	40,079	48,498	51,464

Basic EPS	$2.89	$1.83	$1.58

Diluted EPS Computation:

Numerator (Net income)	$115,643	$88,542	$81,495

Denominator:

Average Common Shares Outstanding	40,079	48,498	51,464

Stock Options	1,427	1,382	1,482

TOTAL	41,506	49,880	52,946

Diluted EPS	$2.79	$1.78	$1.54

3 — Comprehensive Income

      The following table presents the components of other comprehensive income for 1999, 1998 and 1997 as shown in the consolidated statement of shareholders’ equity and comprehensive income (in thousands):

	1999	1998	1997

Unrealized gains on securities available for sale:

Change in unrealized gains, net of taxes of $1,001 in 1999, $91 in 1998 and $322 in 1997	$1,546	$122	$483

Less: reclassification adjustment for gains realized in net income, net of taxes of $374 in 1999, $231 in 1998 and $200 in 1997	551	331	298

	$995	$(209)	$185

4 — Acquisitions, Redeemable Preferred Stock And Stock Repurchases

  Career Services, Inc.

      In February 1997, the Company acquired 80% of Career Services, Inc., the Santa Clara, California based Westech group of companies for $34.8 million. The transaction was recorded using purchase accounting. The group includes Westech ExpoCorp., which organizes job fairs for the high-technology industry, High

CENTRAL NEWSPAPERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technology Careers, which publishes High Technology Careers Magazine, incpad by Westech, an internet-based resume posting and research service, and JobsAmerica, which organizes job fairs for service industry positions. The transaction generated $32.4 million of goodwill which is being amortized on a straight line basis over 15 years. In June 1997, Westech acquired the assets of Target Career Fairs, a Boston-based company that organizes job fairs for the high-technology industry in the eastern portion of the U.S., including the cities of Boston, Raleigh, Orlando, Philadelphia and St. Louis.

      On April 30, 1999, the Company purchased the remaining 20% of Career Services, Inc. for approximately $13.7 million from the minority shareholders. Subsequent to year end, the Company announced its intention to sell Career Services, Inc. by merging its wholly-owned subsidiary into BrassRing, Inc., a venture of Kaplan, Inc. (a wholly-owned subsidiary of The Washington Post company), Tribune company, and venture capital firm, Accel Partners, for 23.2% of BrassRing, Inc. which will be accounted for using the equity method.

  Homebuyer’s Fair, Inc.

      In October 1997, the Company acquired an 80% interest in Homebuyer’s Fair, Inc. which provides internet-based services and information for people who are moving and corporations that are relocating employees. In September 1998, Homebuyer’s Fair acquired 100% of National School Reporting Services, Inc. which provides internet-based information related to schools across the nation. On October 31, 1999, the Company completed the sale of our interest in Homebuyer’s Fair, Inc., its subsidiary National School Reporting Services, Inc. and FAS Hotline to Homestore.com, Inc. The net proceeds from the sale were $51.9 million, consisting of $23.5 million in cash, $33.7 million in notes receivable, $7.7 million in notes payable and 50,000 shares of Homestore.com, Inc. stock, valued at $2.4 million based on quoted market prices at closing. The pretax gain on the sale of $32.7 million has been recorded in the accompanying consolidated statement of income for the year ended December 26, 1999. Subsequent to year end, the notes receivable and notes payable plus accrued interest were repaid in full.

  Stock repurchases and related transactions

      In May 1997, the Company repurchased and retired an aggregate of 2,354,734 shares of Class A common stock from three non-profit organizations at a total cost of $58.6 million. In June 1997, the Company completed a registered secondary offering of 4,709,466 shares of Class A common stock priced at $32.0625 per share.

      In December 1997, the Board of Directors authorized repurchases of up to $100.0 million of our Class A common stock. The shares may be purchased within the subsequent three years on the open market or in privately negotiated transactions. The Company has repurchased and retired a total of 2,274,660 shares under this authorization through December 26, 1999 at a total cost of approximately $75.1 million. This authorization replaces the March 19, 1996, repurchase program under which the Company repurchased 1,490,000 shares of Class A common stock at a cost of approximately $33.2 million.

      On October 23, 1998, pursuant to a September 21, 1998 agreement, the Company repurchased and retired 5,000,000 shares of Class A common stock from the Nina Mason Pulliam Charitable Trust at $30 per share (plus interest from September 16, 1998) for a total consideration of $150.8 million. In addition, in November 1998, the Company repurchased and retired 3,000,000 shares of its Class A common stock, pursuant to the exercise of an option from the Charitable Trust, at $33.50 per share for a total consideration of $100.5 million. These repurchases were financed with a $300 million revolving credit facility arranged by First Chicago Capital Markets, Inc. (a subsidiary of Bank One Corporation), and syndicated to a group of banks. This $300 million revolving credit facility, which closed on November 10, 1998 consists of a $200 million five-year and a $100 million 365-day revolving credit facility which expire in November 2003 and 1999, respectively. In 1999, the 365-day facility was renewed with an expiration date of November 2000. The credit facility may be used for general corporate purposes, including the repurchase of common stock. Under the

CENTRAL NEWSPAPERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility, the Company can choose among loans with interest rates based on either an Alternative Base Rate (fixed rate), an Adjusted LIBOR (floating rate), or a Competitive Bid (a floating rate loan based on bids solicited from the lenders) as those terms are defined in the credit agreement. The Company must maintain compliance with certain covenants under the terms of the credit facility.

      In April 1999, the Company completed a registered secondary offering of 2,673,699 shares of Class A common stock priced at $30.50 per share. The shares were sold by the Nina Mason Pulliam Charitable Trust. To complete the sale, a total of 1,777,560 shares of Class B common stock were converted to 177,756 shares of Class A Common Stock. No new shares were issued in this transaction and The Company did not receive any proceeds from the sale.

      On August 12, 1999, the Board of Directors approved the repurchase and retirement of 2,200,000 shares of Class A common stock from the Eugene S. Pulliam Revocable Trust for a total consideration of approximately $90.2 million. This repurchase was financed through additional borrowings of $90.0 million from the $300 million revolving credit facility established in 1998.

  Indianapolis Newspapers, a division of Indiana Newspapers, Inc.

      In January 1997, the Company acquired the remaining 9.8% of Indianapolis Newspapers, Inc. (“INI”) common stock that it did not already own. This transaction was accomplished by issuing to the minority shareholders an aggregate of 1,892 shares of newly created, non-voting, INI preferred stock, with an aggregate stated value of $18,920,000 in exchange for the shares of INI common stock owned by them. The preferred stock provides for aggregate annual dividends of $1,324,000 on a cumulative basis, is callable in five years by INI, and is redeemable at any time by the shareholders of INI at the stated value plus accrued but unpaid dividends. The total acquisition consideration of $18,920,000 was accounted for using the purchase method of accounting. This transaction resulted in goodwill of $8,468,000, which is being amortized over its remaining life, and a reduction of the minority interest of $9,244,000.

5 — Employee Benefit Plans and Postretirement Obligations

      The Company has defined benefit plans to provide pension benefits to all employees who have met certain eligibility requirements. Benefits are based primarily on length of service, wages earned, age and the amount of optional employee contributions. The Company’s policy is to fund at least the minimum amount required by ERISA. Assets of the plans consist primarily of stocks, bonds and short-term investments.

      The Company sponsors postretirement medical and life insurance plans which are available to most of its employees. In order to be eligible for these plans, employees must retire from the Company and have been covered under an active plan. The level of benefits provided depends on the year of retirement and years of service. The plans are contributory with periodic adjustments in the amount of contributions by retirees. The Company’s policy is to fund these benefits as claims and premiums are paid.

CENTRAL NEWSPAPERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s pension benefits and other postretirement benefits consisted of (in thousands):

			Other Postretirement
	Pension Benefits		Benefits

	1999	1998	1999	1998

Change in Benefit Obligation:

Net benefit obligation at beginning of year	$258,378	$234,556	$87,084	$87,630

Service cost	8,073	6,918	3,712	3,056

Interest cost	17,374	16,983	6,350	5,738

Plan participants’ contributions	345	426	916	727

Plan amendments				(1,213)

Actuarial (gain) loss	(32,314)	15,668	(4,752)	(3,345)

Gross benefits paid	(17,002)	(16,173)	(6,373)	(5,509)

Net benefit obligation at end of year	$234,854	$258,378	$86,937	$87,084

Change in Plan Assets:

Fair value of plan assets at beginning of year	$315,060	$279,735

Actual return on plan assets	49,155	44,033

Employer contributions	6	7,039	$5,457	$4,782

Plan participant’s contributions	345	426	916	727

Gross benefits paid	(17,002)	(16,173)	(6,373)	(5,509)

Fair value of plan assets at end of year	$347,564	$315,060	$—	$—

Funded status at end of year	$112,710	$56,682	$(86,937)	$(87,084)

Unrecognized net actuarial gain	(106,082)	(47,465)	(7,242)	(1,903)

Unrecognized prior service cost	1,904	2,348	(1,447)	(1,867)

Unrecognized net transition asset	(2,415)	(3,698)

Net amount recognized at end of year	$6,117	$7,867	$(95,626)	$(90,854)

	Pension Benefits			Other Postretirement Benefits

	1999	1998	1997	1999	1998	1997

Weighted-average assumptions December 31

Discount rate	7.75%	6.75%	7.25%	7.75%	6.75%	7.25%

Expected return on plan assets	9.00%	9.00%	9.00%	N/A	N/A	N/A

Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

      For measurement purposes, a 6 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5 percent for 2000 and remain at that level thereafter.

CENTRAL NEWSPAPERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost:

Service cost	$8,073	$6,918	$6,572	$3,712	$3,056	$3,185

Interest cost	17,374	16,983	16,437	6,350	5,738	6,092

Expected return on assets	(22,858)	(20,447)	(18,587)

Amortization of:

Transition asset	(1,283)	(1,283)	(1,283)

Prior service cost	444	444	444	(420)	(478)	(1,947)

Actuarial (gain) loss	(1)	(12)	(10)	49	(169)	38

Total net periodic benefit cost	$1,749	$2,603	$3,573	$9,691	$8,147	$7,368

      Other postretirement benefits include medical benefits for retirees and their spouses, retiree life insurance, and executive life insurance. Phoenix Newspapers, Inc. also provides dental and vision benefits for retirees and their spouses.

      The Company has a wage deferral plan qualified under Section 401(k) of the Internal Revenue Code that covers all eligible employees. Company matching contributions to this plan were $4,662,000, $4,488,000 and $4,517,000 for 1999, 1998 and 1997, respectively.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$1,430	$(1,164)

Effect on postretirement benefit obligation	$9,405	$(7,910)

6 — Work Force Reduction

      The Company has reduced its work force in response to closure of The Indianapolis News and The Phoenix Gazette, changes in distribution methods in Indianapolis, economic conditions, increasing costs and changes in technology. Early retirement incentive programs contributed to the staff reductions. Employees were offered early retirement benefits through a non-qualified supplemental retirement plan and those terminated due to job eliminations received severance payments. Work force reduction costs include retirement benefits, severance payments, carrier conversion incentives, agency signing bonuses and professional support. Work force reduction costs were $3,792,200, $854,000 and $9,999,000 for 1999, 1998 and 1997, respectively.

CENTRAL NEWSPAPERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7 — Income Taxes

      The provision for income taxes, exclusive of tax effects from equity in earnings of Affiliate, consisted of:

	1999	1998	1997

	(In thousands)

State:

Currently payable	$10,454	$12,075	$10,903

Deferred	1,186	(865)	(60)

	11,640	11,210	10,843

Federal:

Currently payable	62,078	53,373	48,477

Deferred	4,760	(1,458)	(523)

	66,838	51,915	47,954

Provision for income taxes	$78,478	$63,125	$58,797

      Reconciliation of the U.S. federal statutory tax rate to the effective tax rate is presented below:

	1999		1998		1997

	(In thousands)

Federal statutory tax rate	$68,669	35.0%	$53,550	35.0%	$50,116	35.0%

State taxes net of federal tax effect	7,981	4.1	7,286	4.8	7,048	5.0

Goodwill and other	1,828	.9	2,289	1.5	1,633	1.1

Provision for income taxes	$78,478	40.0%	$63,125	41.3%	$58,797	41.1%

      Components of net deferred income tax liability:

	1999	1998

	(In thousands)

Depreciation	$61,668	$56,666

Pension	2,913	2,752

Other	3,483	1,526

Gross deferred tax liability	68,064	60,944

Postretirement benefits	(38,750)	(38,494)

Vacation	(3,589)	(3,769)

Other	(2,632)	(2,757)

Gross deferred tax asset	(44,971)	(45,020)

Net deferred income tax liability	$23,093	$15,924

8 — Inventories

      Newsprint inventory, valued at LIFO, amounted to $9,604,000 and $9,639,000 at the end of 1999 and 1998. If the FIFO inventory valuation method had been exclusively used for newsprint, the value would have been $3,157,000 and $5,627,000 higher, respectively. Other inventories, consisting primarily of newspaper production supplies, amounted to $1,792,000 and $2,202,000 at the end of 1999 and 1998.

CENTRAL NEWSPAPERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9 — Investment in Affiliate

      The Company, through its subsidiaries, has a 13.5% partnership interest in Ponderay Newsprint Company (“Ponderay”), which was formed to own a newsprint mill in the State of Washington. Under the terms of the loan agreement, the Company has guaranteed a pro rata share of the guaranteed term facility in the amount of $16,875,000.

      The Company has committed to purchase for use in Phoenix the lesser of 13.5% of annual newsprint production or 28,400 metric tons on a “take if tendered” basis until the debt is repaid. During 1999, 1998 and 1997 newsprint purchased from Ponderay amounted to $16,078,000, $19,042,000 and $23,735,000, respectively.

      Summarized financial data for Affiliate:

	1999	1998	1997

	(In thousands)

Results of operations:

Net sales	$126,648	$144,776	$131,330

Income from operations	3,770	24,047	10,412

Net income (loss)	(6,338)	11,304	(4,040)
Financial position

Current assets	$20,524	$22,872	$22,150

Property and equipment, at cost — net	217,371	233,747	250,038

Other assets	1,158	1,844	2,433

	$239,053	$258,463	$274,621

Current liabilities	$166,171	$34,194	$29,018

Long-term debt	295	151,343	183,982

Partners’ capital	72,587	72,926	61,621

	$239,053	$258,463	$274,621

      Summary of the Company’s investment in Affiliate:

	1999	1998	1997

	(In thousands)

Investment, beginning of year	$9,848	$8,321	$8,867

Equity in partnership income (loss)	(856)	1,527	(546)

Additional investments	810

Investment, end of year	$9,802	$9,848	$8,321

Equity in Affiliate:

Equity in partnership income (loss)	$(856)	$1,527	$(546)

Current income tax expense	(287)	(1,087)	(377)

Deferred tax benefit	587	552	592

Equity in net earnings (loss) of Affiliate	$(556)	$992	$(331)

10 — Short-Term Borrowings and Long-Term Debt

      In November 1998, the Company entered into a $100,000,000 unsecured, committed, 365 day credit agreement and a $200,000,000 unsecured, committed, five year credit agreement. Of such borrowings,

CENTRAL NEWSPAPERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$252,000,000 was drawn in 1998 and $90,000,000 in 1999 to fund the repurchase of stock. As of December 26, 1999, $20,000,000 remained outstanding on the 365 day revolving credit line, and $200,000,000 remained outstanding on the five year facility both at annual interest rates approximating 6.75%. In 1999, the 365-day facility was renewed with an expiration date of November 2000. Compliance with certain covenants under the terms of the credit facilities must be maintained. As of December 26, 1999, the Company was in compliance with all such covenants.

      Interest expense on these facilities and other debt amounted to $14,354,000 in 1999, $3,922,000 in 1998 and $1,710,000 in 1997. Such amounts are included in other expenses in the accompanying consolidated statement of income.

11 — Rental Expense and Lease Commitments

      Rental expense for 1999, 1998 and 1997 amounted to $6,472,000, $6,341,000 and $5,532,000, respectively. Future obligations for minimum annual rentals under noncancelable long-term leases are not significant.

12 — Capital Stock and Stock Compensation Plan

      Class A common stock is entitled to   1/10 of a vote per share. The Class B common stock has one vote per share while its dividend and liquidation distributions are   1/10 of the amount of Class A common stock. Class B common stock may be converted into Class A common stock at a ratio of ten shares of Class B common stock for one share of Class A common stock. The Eugene C. Pulliam Trust (“Trust”) owns Class B common stock which provides the Trust the majority voting control of the Company. At December 26, 1999, the Company has reserved 4,297,957 shares of Class A common stock for issuance under its Stock Compensation Plan, 2,000,000 shares under its Long Term Incentive Plan, 1,000,000 shares for issuance under its 401(k) plan and 5,539,101 shares for issuance upon conversion of Class B common stock.

      Dividends declared per share:

	1999	1998	1997

Class A common stock	$.50	$.45	$.40

Class B common stock	.050	.045	.040

      The Company’s Stock Compensation Plan provides for the granting of stock options and the issuance of restricted stock grants to certain officers, key employees and members of the Board of Directors. Options issued under this plan are granted at prices determined by the Stock Option Committee of the Board of Directors but not less than fair market value on the date of the grant. Options granted may be incentive or non-qualified options with a term of 10 years. Options granted prior to September 13, 1996, are exercisable three years from date of grant and options granted after September 13, 1996, become exercisable ratably over a three year period beginning on the first anniversary of the grant. Board of Director member options are exercisable six months from the date of grant.

      The fair value of options granted in 1999, 1998 and 1997 was estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

	1999	1998	1997

Risk-free interest rates	5.1% – 5.3%	5.5%	6.2%

Dividend yields	1.3%	1.2%	1.2%

Expected volatility	21%	20%	21%

Weighted average expected life of options	5 years	4 years	4 years

Fair market value per share option granted	$10.40	$9.47	$6.80

CENTRAL NEWSPAPERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options’ vesting period. The pro forma effects on net income and earnings per share of this statement are as follows:

	1999	1998	1997

	(In thousands, except per share data)

Net income:

As reported	$115,643	$88,542	$81,495

Pro forma	112,938	85,924	79,430

Earnings per share:

As reported Basic	$2.89	$1.83	$1.58

Diluted	2.79	1.78	1.54

Pro forma Basic	$2.82	$1.77	$1.54

Diluted	2.72	1.72	1.50

      The following is a summary of the status of the Company’s Stock Compensation Plan and Long Term Incentive Plan as of and for the three years ended December 26, 1999:

	Shares
	Reserved	Shares Under	Weighted Average
	For Grants	Option	Exercise Price

Outstanding, December 29, 1996	5,398,800	2,967,800	$13.82

Granted		247,950	24.23

Exercised	(353,226)	(353,226)	10.77

Cancelled	20,100	(20,100)	16.08

Restricted shares, — net	(37,500)

Outstanding, December 28, 1997	5,028,174	2,842,424	$15.09

Granted		718,200	36.00

Exercised	(431,088)	(431,088)	12.46

Cancelled	34,504	(34,504)	23.22

Restricted shares, — net	(19,500)

Outstanding, December 27, 1998	4,612,090	3,095,032	$20.21

Additional shares reserved for grant	2,000,000

Granted		469,800	34.67

Exercised	(317,102)	(317,102)	14.54

Cancelled	87,219	(87,219)	34.31

Restricted shares, — net	(84,250)

Outstanding, December 26, 1999	6,297,957	3,160,511	$22.54

CENTRAL NEWSPAPERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 26, 1999:

	Outstanding			Exercisable

			Weighted		Weighted
			Average		Average
		Average	Exercise		Exercise
Exercise Price Range	Shares	Life(a)	Price	Shares	Price

$ 5.00 – $14.99	823,100	4.1	$11.96	823,100	$11.96

$15.00 – $24.99	1,230,877	6.4	18.06	1,168,643	17.79

$25.00 – $34.99	449,500	9.2	34.52	15,333	31.17

$35.00 – $44.99	657,034	8.2	35.99	228,789	35.98

	3,160,511	6.6	$22.54	2,235,865	$17.60

      At December 27, 1998 and December 28, 1997, the number of options exercisable was 1,940,891 and 559,767, respectively, and the weighted average exercise price of those options was $19.89 and $24.81, respectively.

(a)	Weighted average contractual life remaining in years:

      The Company issued restricted stock grants to certain key executives who have a critical impact on the long-term performance of the Company. The Compensation Committee of the Board of Directors awarded 99,250, 19,500 and 38,500 shares of stock in 1999, 1998 and 1997, respectively, whereby transfer restrictions lapse at the end of five years from the award date or as early as three years upon achieving certain performance goals. The restricted stock grants have all the rights of shareholders, including the right to receive dividends, except for conditions regarding transferability of shares or upon the termination of employment. Upon issuance of the shares, unearned compensation equivalent to the market value at the date of grant was recorded as unamortized value of restricted stock and is being charged to earnings over the period during which the restrictions lapse. During 1999, 1998, and 1997 compensation expense in the amount of $1,473,000, $1,159,000 and $834,000 respectively, has been recorded related to these restricted stock grants.

13 — Contingencies

      There are various libel and other legal actions that have arisen in the normal course of business and are now pending against the Company. It is the opinion of management that final disposition of such litigation will not have any material adverse effect on the Company’s financial position or results of operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no disagreements with accountants on accounting and financial disclosure in the fiscal year ended December 26, 1999 and December 27, 1998.

PART III

Item 10.  Our Directors and Executive Officers.

      Incorporated herein by reference is the information set forth under the captions “Election of Directors,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” of our Proxy Statement for the 2000 Annual Meeting of Shareholders. See Part I, Item 1 of this report for information regarding our executive officers.

Item 11.  Executive Compensation.

      Incorporated herein by reference is the information set forth under the caption “Compensation of Named Executive Officers” of our Proxy Statement for the 2000 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      Incorporated herein by reference is the information set forth under the captions “Beneficial Security Ownership of Directors, Nominees, and Executive Officers” and “Beneficial Owners of 5% or More of Our Common Stock” of our Proxy Statement for the 2000 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

      None

PART IV

Item 14.  Exhibits, Financial Schedule and Reports on Form 8-K.

      (a)  List of Documents Included in this Report.

           1.  Financial Statements.

                 See Item 8 above.

2.	Supplemental Data and Financial Schedule.

                 See Item 14(c) below.

3.	Exhibits Required by Securities and Exchange Commission Regulation S-K.

           (i)  The following exhibits are filed as a part of this report:

Exhibit
Number	Description of Document

10.20	Agreement and Plan of Merger by and among BrassRing, Inc., Central Newspapers, Inc. and Career Services, Inc. dated as of February 10, 2000.
21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
27	Financial Data Schedule

(ii)	The following exhibits are incorporated herein by reference to documents previously filed with the Securities and Exchange Commission as indicated:

Exhibit
Number	Description of Document

2.1	Contract to buy and sell entire stock of McCormick and Company, Inc., dated as of January 10, 1996. (Filed March 13, 1996 with Form 8-K)
3.1	Amended and Restated Articles of Incorporation of Central Newspapers, Inc.
3.2	Amended and Restated Code of By-Laws of Central Newspapers, Inc.
4.1	Form of Certificate for Class A Common Stock (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)
4.2	Indenture between Indianapolis Newspapers, Inc. and the Indiana Trust Company, as trustee, dated as of December 1, 1948 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)
10.1	Indenture creating the Eugene C. Pulliam Trust, dated as of December 9, 1965, as amended (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)
10.2	Newsprint Purchase Agreement between Ponderay Newsprint Company and Phoenix Newspapers, Inc., dated as of November 18, 1987 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)
10.3	The Phoenix Newspapers, Inc. Non-Qualified Supplemental Retirement Plan (Filed with Form 10-K for year ended December 30, 1990)
10.4	Ponderay Newsprint Company Partnership Agreement between Lake Superior Forest Products Inc. and Central Newsprint Company, Inc. dated as of September 12, 1985 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)
10.5	Amendment to Ponderay Newsprint Company Partnership Agreement between Lake Superior Forest Products Inc., Central Newsprint Company, Inc., Bradley Paper Company, Copley Northwest, Inc., Puller Paper Company, Newsprint Ventures, Inc., Wingate Paper Company, Tribune Newsprint Company and Nimitz Paper Company, dated as of June 30, 1987 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)
10.6	Guarantee by Central Newspapers, Inc. dated as of November 18, 1987 (Filed August 10, 1989 with Form S-1 Registration Statement, No. 33-30436)*
10.7	Form of Split Dollar Life Insurance Agreement for Executive Officers between the Registrant and Louis A. Weil, III, Thomas K. MacGillivray and Eric S. Tooker (Filed with Form 10-K for year ended
December 27, 1992)*
10.8	Form of Split Dollar Life Insurance Agreement for Outside Directors between the Registrant and William A. Franke, Richard Snell and L. Ben Lytle (Filed with Form 10-K for year ended December 27, 1992)
10.9	Form of Death Benefit Only Insurance Plan Agreement between the Registrant and Frank E. Russell (Filed with Form 10-K for year ended December 27, 1992)*
10.10	Central Newspapers, Inc. Unfunded Supplemental Retirement Plan (Filed with Form 10-K for the year ended December 25, 1994)*
10.11	Central Newspapers, Inc. Non-Qualified Savings Plan, as amended (Filed with Form 10-K for the year ended December 25, 1994)*
10.12	Central Newspapers, Inc. Director’s and Officer’s Charitable Award Program (Filed with Form 10-K for the year ended December 25, 1994)*
10.13	Termination Benefits Agreement dated as of February 23, 1996 between Central Newspapers, Inc. and Louis A. Weil, III (Filed with Form 10-K for the year ended December 31, 1995)*

Exhibit
Number	Description of Document

10.14	Amended and Restated Central Newspapers, Inc. Stock Compensation Plan (Filed with Form 10-K for the year ended December 29, 1996)
10.15	Stock Purchase Agreement by and between the Nina Mason Pulliam Charitable Trust and Central Newspapers, Inc., dated as of September, 21, 1998 incorporated by reference to Form 10-Q dated November 5, 1998
10.16	Standstill and Option Agreement by and between the Nina Mason Pulliam Charitable Trust and Central Newspapers, Inc., dated as of September 21, 1998 incorporated by reference to Form 10-Q dated November 5, 1998
10.17	Stock Purchase Agreement by and between the Nina Mason Pulliam Charitable Trust and Central Newspapers, Inc., dated as of November 13, 1998 incorporated by reference to Form 10-Q dated November 5, 1998
10.18	Credit Agreement among Central Newspapers, Inc., The First National Bank of Chicago, Bank of Montreal, and Norwest Bank Minnesota dated as of November 10, 1998 (Filed with Form 10-K for the year ended December 27, 1998)
10.19	First Amendment to Credit Agreement among Central Newspapers, Inc., The First National Bank of Chicago, Bank of Montreal, and Norwest Bank of Minnesota dated as of November 16, 1998 (Filed with Form 10-K for the year ended December 27, 1998)

*	Represents a contract, plan or arrangement providing for executive officer or director benefits.

      (b)  Reports on Form 8-K.

      None

      (c)  Supplemental Data and Financial Schedule.

CENTRAL NEWSPAPERS, INC. AND SUBSIDIARIES

Valuation Accounts

	Column A	Column B	Column C	Column D	Column E

	Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period

	(In thousands)

Year ended December 26, 1999 (52 weeks):

Provision for doubtful accounts and advertising refunds	$2,602	$7,261		$(6,558)	$3,305

Year ended December 27, 1998 (52 weeks):

Provision for doubtful accounts and advertising refunds	$2,959	$8,157		$(8,514)	$2,602

Year Ended December 28, 1997 (52 weeks):

Provision for doubtful accounts and advertising refunds	$1,639	$8,193		$(6,873)	$2,959

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Phoenix, state of Arizona, on this 14th day of March, 2000.

CENTRAL NEWSPAPERS, INC.

By:	/s/ LOUIS A. WEIL, III

Chairman of the Board, President, and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of March, 2000.

Signature	Title

(1) Principal Executive Officer
/s/ LOUIS A. WEIL, III Louis A. Weil, III	Chairman of the Board, President, and Chief Executive Officer

(2) Principal Financial and Accounting Officer
/s/ THOMAS K. MACGILLIVRAY Thomas K. MacGillivray	Senior Vice President and Chief Financial Officer

(3) Board of Directors
/s/ WILLIAM A. FRANKE William A. Franke	Director
/s/ L. BEN LYTLE L. Ben Lytle	Director
/s/ KATHRYN L. MUNRO Kathryn L. Munro	Director
/s/ MYRTA J. PULLIAM Myrta J. Pulliam	Director
/s/ FRANK E. RUSSELL Frank E. Russell	Director
/s/ RICHARD SNELL Richard Snell	Director

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Central Newspapers, Inc.

      Our audits of the consolidated financial statements referred to in our report dated January 28, 2000 included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
January 28, 2000

EXHIBIT INDEX

Exhibit
Number		Description of Document

10.2	0	Agreement and Plan of Merger by and among BrassRing, Inc., Central Newspapers, Inc. and Career Services, Inc. dated as of February 10, 2000.

21		Subsidiaries of the Registrant

23.1		Consent of PricewaterhouseCoopers LLP

27		Financial Data Schedule