Form 10-Q
period 2000-03-26
CENTRAL NEWSPAPERS INC
filed 2000-05-09
CIK 854094

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
     x           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  ---------      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 26, 2000

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

                         YES __X___      NO _____

The number of shares of each class of common stock outstanding as of May 5, 2000:

CLASS A COMMON STOCK                                           32,681,364
CLASS B COMMON STOCK                                           55,356,010

                      [This Page Intentionally Left Blank]

                            Central Newspapers, Inc.

                               Index to Form 10-Q


       Part I -   FINANCIAL INFORMATION                                                            Page

                  Item 1 - Financial Statements:

                           Consolidated Statement of Financial Position                             3-4

                           Consolidated Statement of Income                                           5

                           Consolidated Statement of Shareholders' Equity and
                           Comprehensive Income                                                       6

                           Consolidated Statement of Cash Flows                                       7

                           Notes to Consolidated Financial Statements                                 8

                  Item 2 - Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                            8-11

                  Item 3 - Quantitative and Qualitative Disclosures About Market Risk                 11


       Part II -  OTHER INFORMATION                                                                12-13

                                     PART I.

Item 1. Financial Statements

                            CENTRAL NEWSPAPERS, INC.
                  Consolidated Statement of Financial Position


                                                                                  March 26,              December 26,
ASSETS                                                                               2000                    1999
------                                                                               ----                    ----
(In thousands)                                                                   (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                                    $31,651                $27,643
      Marketable securities                                                          2,482                  4,396
      Accounts receivable (net of allowances of $2,951 and $3,305)                  84,391                100,221
      Notes Receivable                                                                                     34,341
      Inventories                                                                    9,606                 11,396
      Deferred income tax benefits                                                   6,656                  6,533
      Other current assets                                                          10,610                  7,215
                                                                                  --------               --------
               Total current assets                                                145,396                191,745
                                                                                  --------               --------

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                                          18,898                 18,898
      Buildings and improvements                                                   137,114                136,951
      Leasehold improvements                                                         1,665                  1,636
      Machinery and equipment                                                      427,205                427,668
      Construction in progress                                                       3,903                  3,270
                                                                                  --------               --------
                                                                                   588,785                588,423
               Less accumulated depreciation                                       329,654                322,838
                                                                                  --------               --------
                                                                                   259,131                265,585
                                                                                  --------               --------
OTHER ASSETS:
      Land held for development                                                      5,229                  5,229
      Goodwill and other intangibles                                                79,998                120,207
      Investment in affiliates                                                      85,882                  9,802
      Other                                                                         59,336                 55,698
                                                                                  --------               --------
                                                                                   230,445                190,936
                                                                                  --------               --------
TOTAL ASSETS                                                                      $634,972               $648,266
                                                                                  ========               ========



See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                  Consolidated Statement of Financial Position



                                                                                     March 26,             December 26,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                    2000                   1999
------------------------------------                                                    ----                   ----
(In thousands, except share data)                                                   (Unaudited)
CURRENT LIABILITIES:
      Accounts payable                                                               $ 28,423               $ 32,421
      Short-term bank debt and notes payable                                           10,000                 27,789
      Accrued compensation                                                             18,767                 27,281
      Dividends payable                                                                 5,266                  5,360
      Accrued expenses and other liabilities                                           21,583                 16,649
      Federal and state income taxes                                                   29,662                 12,803
      Deferred revenue                                                                 24,638                 31,619
                                                                                     --------               --------
               Total current liabilities                                              138,339                153,922
                                                                                     --------               --------
DEFERRED INCOME TAXES                                                                  29,524                 29,626
                                                                                     --------               --------
LONG-TERM DEBT                                                                        190,000                200,000
                                                                                     --------               --------
POSTRETIREMENT AND OTHER NONCURRENT LIABILITIES                                        98,584                 97,097
                                                                                     --------               --------
REDEEMABLE PREFERRED STOCK ISSUED BY SUBSIDIARY                                        18,920                 18,920
                                                                                     --------               --------
COMMITMENTS AND CONTINGENCIES
-----------------------------
SHAREHOLDERS' EQUITY:
      Preferred stock--issuable in series:
        Authorized--25,000,000 shares
        Issued--none
      Class A common stock--without par value:
        Authorized--150,000,000 shares
        Issued and outstanding--32,428,447 and 33,146,031 shares                       40,677                 38,953
      Class B common stock--without par value:
        Authorized--130,000,000 shares
        Issued and outstanding--55,356,010 and 55,356,010 shares                           55                     55
      Retained earnings                                                               121,369                110,250
      Unamortized value of restricted stock                                           (3,577)                (3,018)
      Accumulated other comprehensive income                                            1,081                  2,461
                                                                                     --------               --------
                                                                                      159,605                148,701
                                                                                     --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $634,972               $648,266
                                                                                     ========               ========



See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                        Consolidated Statement of Income
                                   (Unaudited)


(In thousands, except per share data)

                                                                                               Thirteen Weeks Ended
                                                                                         March 26,                March 28,
                                                                                            2000                    1999
                                                                                           ----                    ----
OPERATING REVENUES:
      Advertising                                                                         $143,688               $141,123
      Circulation                                                                           39,927                 39,737
      Other                                                                                 17,301                 12,175
                                                                                          --------               --------
                                                                                           200,916                193,035
                                                                                          --------               --------
OPERATING EXPENSES:
      Compensation                                                                          67,489                 65,138
      Newsprint and ink                                                                     26,828                 29,385
      Other operating costs                                                                 57,117                 50,003
      Depreciation and amortization                                                         13,334                 12,415
      Gain on sale of subsidiary                                                           (34,154)
                                                                                          --------               --------
                                                                                           130,614                156,941
                                                                                          --------               --------
OPERATING INCOME                                                                            70,302                 36,094
OTHER INCOME (principally investment income)                                                 3,457                  1,952
OTHER EXPENSE (principally interest expense)                                                (4,158)                (4,187)
                                                                                          --------               --------
INCOME BEFORE INCOME TAXES                                                                  69,601                 33,859
PROVISION FOR INCOME TAXES                                                                  27,330                 13,715
                                                                                          --------               --------
INCOME BEFORE MINORITY INTEREST AND
      EQUITY IN AFFILIATE                                                                 $ 42,271                $ 20,144
MINORITY INTEREST IN SUBSIDIARIES                                                                                    (155)
EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES                                                 (1,745)                   107
                                                                                          --------               --------
NET INCOME                                                                                $ 40,526               $ 20,096
                                                                                          ========               ========
NET INCOME PER COMMON SHARE:
      Basic                                                                               $   1.05               $   0.49
      Diluted                                                                                 1.02                   0.48

DIVIDENDS DECLARED PER CLASS A COMMON SHARE                                               $   0.13               $   0.12

AVERAGE COMMON SHARES OUTSTANDING:
(combined Class A and equivalent Class B shares)
      Basic                                                                                 38,622                 40,752
      Diluted                                                                               39,681                 42,175



See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
     Consolidated Statement of Shareholders' Equity and Comprehensive Income

                                   (Unaudited)


(In thousands, except  share data)
                                                                                                                    Unamortized
                                                               Class A                  Class B                       Value of
                                                            Common Stock              Common Stock      Retained     Restricted
                                                        Shares        Amount      Shares       Amount   Earnings       Stock

BALANCE AT DECEMBER 27, 1998                          34,446,180      $30,937    62,691,000      $63    $112,104         ($1,407)

      Net income (13 weeks)                                                                               20,096
      Change in net unrealized gain on
        available-for-sale securities, net of tax
      Comprehensive Income
      Dividends declared:
        Class A common stock                                                                              (4,150)
        Class B common stock                                                                                (752)
      Exercise of stock options, net                      69,617        1,431

      Issuance of restricted stock, net of                72,000        2,597                                             (2,597)
      cancellation
      Amortization of restricted stock                                                                                       444
      Common stock conversion                              2,500                    (25,000)
                                                      ----------      -------    ----------      ---    --------         -------

BALANCE AT MARCH 28, 1999                             34,590,297       34,965    62,666,000       63     127,298          (3,560)

      Net income (39 weeks)                                                                               95,547
      Change in net unrealized gain on
        available-for-sale securities
      Comprehensive Income
      Dividends declared:
        Class A common stock                                                                             (12,884)
        Class B common stock                                                                              (2,104)
      Exercise of stock options, net                     247,485        5,710
      Repurchase of Class A common stock              (2,435,000)      (2,217)                           (97,607)
      Issuance of restricted stock, net of                12,250          487                                               (487)
      cancellations
      Amortization of restricted stock                                                                                     1,029
      Common stock conversion                            730,999            8    (7,309,990)      (8)
                                                      ----------      -------    ----------      ---    --------         -------

BALANCE AT DECEMBER 26, 1999                          33,146,031       38,953    55,356,010       55     110,250          (3,018)

      Net income (13 weeks)                                                                               40,526
      Change in net unrealized gain on
       available-for-sale securities, net of tax
      Comprehensive Income
      Dividends declared:
        Class A common stock                                                                              (4,216)
        Class B common stock                                                                                (720)
      Exercise of stock options, net                      79,166        1,554
      Repurchase of Class A common stock                (831,000)        (843)                           (24,471)
      Issuance of restricted stock, net of
      cancellation                                        34,250        1,013                                             (1,013)
      Amortization of restricted stock                                                                                       454
                                                      ----------      -------    ----------      ---    --------         -------

BALANCE AT MARCH 26, 2000                             32,428,447      $40,677    55,356,010      $55    $121,369         ($3,577)
                                                      ==========      =======    ==========      ===    ========         =======


(In thousands, except  share data)
                                                         Accumulated
                                                           Other
                                                        Comprehensive
                                                           Income         Total

BALANCE AT DECEMBER 27, 1998                                  $1,466     $143,163
      Net income (13 weeks)                                                20,096
      Change in net unrealized gain on
        available-for-sale securities, net of                   (195)        (195)
                                                                         --------
      tax
      Comprehensive Income                                                $19,901
                                                                         --------
      Dividends declared:
        Class A common stock                                               (4,150)
        Class B common stock                                                 (752)
      Exercise of stock  options, net                                        1,431
      Issuance of restricted stock, net of
      cancellation
      Amortization of restricted stock                                        444
      Common stock conversion
                                                              ------      -------

BALANCE AT MARCH 28, 1999                                      1,271      160,037

      Net income (39 weeks)                                                95,547
      Change in net unrealized gain on
        available-for-sale securities                          1,190        1,190
                                                                          -------
      Comprehensive Income                                                $96,737
                                                                          -------
      Dividends declared:
        Class A common stock                                              (12,884)
        Class B common stock                                               (2,104)
      Exercise of stock options, net                                        5,710
      Repurchase of Class A common stock                                  (99,824)
      Issuance of restricted stock, net of
      cancellations
      Amortization of restricted stock                                      1,029
      Common stock conversion
                                                              ------      -------

BALANCE AT DECEMBER 26, 1999                                   2,461      148,701

      Net income (13 weeks)                                                40,526
      Change in net unrealized gain on
       available-for-sale securities, net of tax              (1,380)      (1,380)
                                                                          -------
      Comprehensive Income                                                $39,146
                                                                          -------
      Dividends declared:
        Class A common stock                                               (4,216)
        Class B common stock                                                 (720)
      Exercise of stock options, net                                        1,554
      Repurchase of Class A common stock                                  (25,314)
      Issuance of restricted stock, net of
      cancellation
      Amortization of restricted stock                                        454
                                                              ------      -------
BALANCE AT MARCH 26, 2000                                     $1,081     $159,605
                                                              ======     ========


See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


(In thousands)
                                                                      Thirteen Weeks Ended
                                                                     March 26,      March 28,
                                                                       2000           1999
OPERATING ACTIVITIES:
      Net income                                                     $ 40,526       $ 20,096
      Items which did not use (provide) cash:
        Depreciation and amortization                                  13,334         12,415
        Postretirement and pension benefits                               403          2,129
        Gain on sale of marketable securities                                           (791)
        Minority interest in earnings of subsidiaries                     331            486
        Equity in net earnings (loss) of affiliates                     1,745           (107)
        Deferred income taxes                                            (785)          (484)
        Gain on sale of subsidiary                                    (34,154)
        Amortization of restricted stock awards                           454            444
        Other                                                          (2,507)          (396)
        Net proceeds from (purchases of) trading securities                           12,761
        Net change in other current assets and liabilities             48,132         27,503
                                                                       ------         ------
               Net cash provided by operating activities               67,479         74,056
                                                                       ------         ------
INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                       (6,497)        (6,127)
      Other                                                               674         (1,121)
                                                                       ------         ------
               Net cash used by investing activities                   (5,823)        (7,248)
                                                                       ------         ------


FINANCING ACTIVITIES:
      Cash dividends paid                                              (5,029)        (4,886)
      Dividends paid to minority interest                                (331)        (1,141)
      Proceeds from exercise of stock options                           1,030            905
      (Repayments) borrowings of short-term bank debt and notes
      payable                                                         (18,004)       (20,002)
      (Repayments) borrowings of long-term debt                       (10,000)
      Repurchase of common stock                                      (25,314)
                                                                       ------         ------
               Net cash used by financing activities                  (57,648)       (25,124)
                                                                       ------         ------
INCREASE IN CASH AND CASH EQUIVALENTS                                   4,008         41,684

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         27,643         24,774
                                                                       ------         ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 31,651       $ 66,458
                                                                       ======         ======

SUPPLEMENTAL CASH FLOW INFORMATION:
      Income taxes paid                                              $  9,606       $      4
      Interest paid                                                     3,945          3,743
      Issuance of restricted stock                                      1,013          2,597

See accompanying notes to consolidated financial statements.

                            CENTRAL NEWSPAPERS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Central Newspapers, Inc. and its subsidiaries (the "Company") is a media and information company. Through its flagship newspapers, The Arizona Republic and The Indianapolis Star, the Company publishes the only major dailies in the greater Phoenix metropolitan area and central Indiana, and also operates those markets' leading local Internet portals, azcentral.com in Arizona and indy.com in Indianapolis. The Company also owns and operates several smaller newspapers as well as other related media and information businesses.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses as of and for the period ending with the financial reporting date. Actual results could differ from those estimates.

2. The accompanying unaudited consolidated financial statements do not include all of the information and disclosures that are normally included in Form 10-K and the annual report to shareholders. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 26, 1999. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated statement of financial position at December 26, 1999, has been derived from audited financial statements. In the opinion of the Company's management, the unaudited consolidated financial statements reflect all adjustments which are necessary to present fairly, the Company's financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Such statements are not necessarily indicative of the results to be expected for the full year.

3. Basic EPS is computed based upon the weighted average number of common shares outstanding in each year. The Class B common stock is included in the computation as if converted to Class A common stock at a ratio of 10 shares of Class B common stock to one share of Class A common stock. Diluted EPS includes the effect of stock options granted under the Company's Stock Compensation Plan and Long Term Incentive Plan.

4. Certain amounts in the financial statements have been reclassified to conform with the 2000 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. From time to time, we may provide forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters. We may identify these forward-looking statements by the use of the words such as "anticipate," "believe," "expect," "plan," "foresee," or derivations thereof. You are cautioned not to place undue reliance on these forward-looking statements, We assume no obligation to update any forward-looking statements. A variety of factors could cause our actual results to differ materially from the expectations expressed in the forward-looking statements, including, but not limited to, the following:

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

GENERAL

Our principal line of business is newspaper publishing. We derive revenues primarily from advertising and newspaper sales in the Phoenix, Arizona and Indianapolis, Indiana metropolitan areas. We also own:

         - a 23.2% interest in BrassRing, Inc. which provides business to business hiring and recruitment services, both online and offline, and recruitment services through the career fairs business;

         - a 13.5% interest in Ponderay newsprint company, a partnership that owns a newsprint mill in the State of Washington;

         - a 100% interest in CNI Ventures, Inc., a company that manages our investment activities in the Internet and technology sectors;

         - a 100% interest in CNT Corp., a shared services center that delivers technology services to internal and external customers;

         - a 100% interest in Carantin & Co. Inc., which provides direct marketing support services to clients; and

         -    a 100% interest in McCormick Graphics, a commercial printer.

The analysis of the first quarter of 2000 compared with the comparable 1999 period should be read in conjunction with the fiscal 1999 consolidated financial statements and the accompanying notes to the consolidated financial statements.

Our business tends to be seasonal, with peak revenues and profits generally occurring in the second and fourth quarters of each year.


RECENT EVENTS

On April 25, 2000, we issued approximately $70.0 million of commercial paper which was used to pay down long term debt. The commercial paper is supported by our $300.0 million credit agreement currently in place. Issuance of commercial paper will help us to manage the interest rate risk of our debt portfolio.

On March 17, 2000, we incorporated CNI Ventures, Inc. and contributed investments from CNI to the new subsidiary. CNI Ventures, Inc. identifies and invests in emerging technology businesses which offer information, products and services and targets companies that are developing new methods of communication and new methods of delivering news and information.

On March 14, 2000, the Board of Directors authorized the repurchase of up to $100.0 million of our Class A common stock. The shares may be purchased within the subsequent three years on the open market or in privately negotiated transactions.

On March 10, 2000, we completed the sale of Career Services, Inc. (CSI) by merging CSI into BrassRing, Inc.; a venture of Kaplan, Inc. (a wholly-owned subsidiary of The Washington Post Company), Tribune Company, and venture capital firm Accel Partners for 23.2% of BrassRing, Inc. which is being accounted for using the equity method. The pretax and after-tax gains on the sale were $34.2 million and $20.8 million, respectively.


QUARTERLY RESULTS OF OPERATIONS

First quarter diluted earnings per share for 2000 was $1.02, for a 112.5% increase over the first quarter of 1999. Excluding the gain on the sale of CSI (see "Recent Events" above), diluted earnings per share was $.50 for the first quarter of 2000, an increase of 4.2% over the $.48 per diluted share earned in the first quarter of 1999. Operating income, excluding the gain on the sale of CSI, of $36.1 million was comparable to the first quarter of 1999.

Net income was $40.5 million for a 101.7% increase over the first quarter of 1999. Excluding the gain on the sale of CSI, net income was $19.7 million versus $20.1 million for the comparable 1999 period. EBITDA for the first quarter, excluding the gain on the sale of CSI, totaled $49.5 million, versus $48.5 million in the first quarter of 1999.


OPERATING REVENUES

Total revenue earned in the first quarter of 2000 of $200.9 million increased 4.1% over the first quarter of 1999. Advertising revenue increased $2.6 million, or 1.8% over the first quarter of 1999, on a .3% increase in full-run run-of-paper ("ROP") linage. The most significant advertising revenue increases were in national and classified advertising in the Phoenix market with national advertising increases from Internet, communications and travel categories and classified advertising increases from recruitment and automotive categories.

Circulation revenue increased $.2 million, or .5%, in the first quarter of 2000 over the comparable 1999 period. The increase was primarily due to a March 1999 Arizona Republic home delivered price increase.

Other revenue for the first quarter of 2000 and 1999 was $17.3 million and $12.2 million, respectively, for an increase of 42.1%. The increase in the first quarter of 2000 was due to gains in direct marketing, online and commercial printing.

The following is a summary of major market linage and circulation statistics for the period:

(In thousands, except circulation)
                                          1st Quarter     1st Quarter           %
                                              2000            1999            Change
                                           ----------      ----------      ----------
Full Run Linage in six column inches:
  Retail                                        487.5           512.7            (4.9)
  National                                      108.3           106.7             1.5
  Classified                                    710.9           683.7             4.0
                                           ----------      ----------      ----------
Total                                         1,306.7         1,303.1            0 .3
                                           ----------      ----------      ----------

Full Run Linage by Major Markets:
  Phoenix                                       800.5           779.7             2.7
  Indianapolis                                  506.2           523.4            (3.3)
                                           ----------      ----------      ----------
Total                                         1,306.7         1,303.1             0.3
                                           ----------      ----------      ----------

Net Advertising Revenue                    $  143,688      $  141,123             1.8

Combined Average Daily Circulation:
  Phoenix                                     509,001         509,139            (0.0)
  Indianapolis                                252,865         277,038            (8.7)
Sunday Circulation:
  Phoenix                                     627,731         633,076            (0.8)
  Indianapolis                                362,583         381,894            (5.1)


OPERATING EXPENSES

Compensation costs, which include payroll and fringe benefits, increased 3.6% to $67.5 million in the first quarter of 2000 compared with the first quarter of 1999. With headcount flat year over year, the increase in expense was primarily attributable to merit increases.

Newsprint and ink expense was $26.8 million in the first quarter of 2000, an 8.7% decrease from the first quarter of 1999. Newsprint prices decreased 13.4% in 2000 when compared with the first quarter of 1999 and consumption increased 4.7% primarily from advertising linage increases and a redesign of the Arizona Republic in Phoenix and special sections in Indianapolis.

Other operating costs for the first quarter of 2000 and 1999 were $57.1 million and $50.0 million, respectively, representing a 2000 increase of 14.2% primarily due to an increase in costs associated with new direct marketing projects and online services.

NON-OPERATING ITEMS

Other non-operating income (primarily investment income) increased to $3.5 million from $2.0 million in the first quarter of 1999 primarily due to an increase in income from limited partnership investments. Other non-operating expense (principally interest expense) was comparable to the first quarter of 1999. Income tax expense for the first quarter of 2000 and 1999 was $27.3 million and $13.7 million, respectively, reflecting effective tax rates of 39.0% and 40.1%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $67.5 million in the first quarter of 2000 and $74.1 million in the first quarter of 1999. Net cash provided by operating activities, excluding the effects of net proceeds from trading securities for the first quarters of 2000 and 1999, was $67.5 million and $61.3 million, respectively.

During the first quarter of 2000, cash flows from operating activity were principally used to fund common stock repurchases of $25.3 million, reduce debt by $28.0 million, pay dividends and invest in capital expenditures. For the comparable 1999 period, the principal uses of cash were repayment of $20.0 million of debt, payment of dividends and capital expenditures. At the end of the quarter, our available cash and investments totaled $31.7 million, up $4.0 million from the end of 1999. The ratio of current assets to current liabilities was 1.1:1 at March 26, 2000 vs. 1.2:1 at December 26, 1999.

Total capital expenditures in the first quarter of 2000 were $6.5 million compared with $6.1 million in the first quarter of 1999. As of March 26, 2000, there were no significant formal commitments related to future capital expenditures.

The Board of Directors declared dividends of $.13 per share on the Class A Common Stock and $.013 on the Class B Common Stock during the quarter. Total Class A and Class B dividends paid during the quarter were $5.0 million.

We have demonstrated a consistent ability to generate net cash flow from operations. Management believes that existing cash and investments, net cash flows from operations and currently available commercial paper and bank credit resources are sufficient to enable us to maintain our current level of operations. We expect financing for future investing opportunities to come from a combination of existing cash, new debt facilities, and/or the use of equity.


OUTLOOK FOR THE REMAINDER OF 2000

As we look ahead, we anticipate continued growth in operating revenues in the mid-single digits, exclusive of subsidiaries sold in 1999. We expect newsprint expense, our second largest expense item, to be up from the first quarter due to projected price increases. As a result of the sale of CSI (see "Recent Events" above) through the merger with BrassRing, Inc., EPS will be negatively impacted as we begin to record our equity share of projected losses. For the year, we expect to increase EBITDA at a rate greater than the increase in total revenue. Excluding special charges and gains from sales of subsidiaries, diluted earnings per share is likely to be below 1999 due to the projected loss at BrassRing, Inc. We plan to continue to use our substantial free cash flow to pursue a combination of debt reduction, additional share repurchases and other investment opportunities.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosure made on this matter in the Company's Annual Report on Form 10-K for the year ended December 26, 1999.

                                     PART II


                            CENTRAL NEWSPAPERS, INC.



Item 1.    Legal Proceedings - - None

Item 2.    Changes in Securities and Use of Proceeds  - - None

Item 3.    Defaults Upon Senior Securities - - None

Item 4.    Submission of Matters to a Vote of Security Holders - - None

Item 5.    Other Information - - None

Item 6.    Exhibit and Reports on Form 8-K
           Exhibit 15 - - Independent Accountant's Report
           Exhibit 27 - - Financial Data Schedule
           No reports on Form 8-K were filed during the quarter



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CENTRAL NEWSPAPERS, INC.




Dated:  May 5, 2000         By: /s/ Louis A. Weil, III
                               -------------------------------------------------
                               Louis A. Weil, III
                               Chairman, President and Chief Executive Officer


                            By: /s/ Thomas K. MacGillivray
                               -------------------------------------------------
                               Thomas K. MacGillivray
                               Senior Vice President and Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Central Newspapers, Inc.

We have reviewed the accompanying consolidated statement of financial position of Central Newspapers, Inc. and its subsidiaries as of March 26, 2000, and the related consolidated statements of income, of shareholders' equity and comprehensive income, and of cash flows for the three-month period ended March 26, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated statement of financial position as of December 26, 1999, and the related consolidated statements of income, of shareholders' equity and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated January 28, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial position as of December 26, 1999, is fairly stated in all material respects in relation to the consolidated statement of financial position from which it has been derived.



PricewaterhouseCoopers LLP
Phoenix, Arizona
April 18, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION OF EXHIBIT
-------              ----------------------

  27                 Financial Data Schedule